Form 10KSB
period 1995-01-31
ARXA INTERNATIONAL ENERGY INC
filed 1996-05-15
CIK 774415

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                   FORM 10-KSB
                                   -----------

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED:
               JANUARY 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER: 2-99565

                         ARXA INTERNATIONAL ENERGY, INC.

             (Exact name of registrant as specified in its charter)

                               Delaware 13-3784149
                   (State or other jurisdiction) (IRS Employer
              of incorporation or organization Identification No.)

                             1331 Lamar, Suite 1375
                              Houston, Texas 77010
          (Address of principal executive offices, including zip code)

                                 (713) 652-2792
              (Registrant's telephone number, including area code)
                                  -------------

         Securities registered under Section 12(b) of the Exchange Act:

                              Name of Each Exchange
                     TITLE OF EACH CLASS ON WHICH REGISTERED

                          Common Stock, $.001 par value
                         OTC / ELECTRONIC BULLETIN BOARD

         Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended January 31, 1996 were $0.00. The aggregate market value of Common Stock held by non-affiliates of the registrant at May 10, 1996, based upon the last reported sales prices on OTC / Electronic Bulletin Board, was $9,260,585. As of May 10, 1996, there were 6,387,560 shares of Common Stock outstanding.

                      Documents Incorporated By Reference:

         Items 9,10,11, and 12 of Part III from the Proxy Statement for The Annual Meeting dated July 1996 to be filed with the SEC within 120 days of the end of the most recent fiscal year.

                                TABLE OF CONTENTS
                                                                          Page
PART I

TABLE OF CONTENTS ......................................................   2

ITEMS 1 & 2.  BUSINESS AND PROPERTIES ..................................   4
  INTRODUCTION .........................................................   4
  CERTAIN DEFINITIONS ..................................................   4
  HISTORY ..............................................................   4
  BACKGROUND ...........................................................   5
  BUSINESS STRATEGY OF THE COMPANY .....................................   5
  CURRENT MARKETS FOR OIL AND GAS ......................................   6
  OTHER BUSINESS MATTERS ...............................................   6
  PRICES OF OIL AND GAS QUITE UNSTABLE .................................   6
  ENVIRONMENTAL HAZARDS AND LIABILITIES ................................   6
  COMPETITION, MARKETS AND REGULATIONS .................................   6
  LEASEHOLD DEFECTS ....................................................   7
  HAZARDS AND DELAYS ...................................................   7
  DRILLING POLICY ......................................................   7
  ACQUISITION OF UNDEVELOPED PROSPECTS .................................   7
  DRILLING AND COMPLETION PHASE ........................................   8
  GENERAL ..............................................................   8
  GAS PIPELINE AND TRANSMISSION ........................................   8
  SALE OF PRODUCTION ...................................................   8
  JOINT OPERATING AGREEMENTS ...........................................   8
  PRODUCTION PHASE OF OPERATIONS .......................................   9
  GENERAL ..............................................................   9
  EXPENDITURE OF PRODUCTION REVENUES ...................................   9
  INSURANCE ............................................................   9
  COMPETITION ..........................................................  10
  ENVIRONMENTAL REGULATION .............................................  10
  EMPLOYEES ............................................................  10
  FACILITIES ...........................................................  10
  PROPERTIES ...........................................................  10
  RESERVES .............................................................  10
  DOMESTIC EXPLORATION ACTIVITIES ......................................  10
  WALNUT POINT PROSPECT, MICHIGAN ......................................  10
  WHITETAIL CREEK PROSPECT, NORTH DAKOTA ...............................  11
  INTERNATIONAL EXPLORATION ACTIVITIES .................................  11
  JORF PERMIT, TUNISIA, NORTH AFRICA ...................................  11
  FUTURE AREAS .........................................................  12

ITEM 3.  LEGAL PROCEEDINGS .............................................  12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........  12

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS .........................................  13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS .........................  13
  SELECTED FINANCIAL INFORMATION .......................................  13
  RESULTS OF OPERATIONS ................................................  13
  REVENUES .............................................................  13
  COST AND EXPENSES ....................................................  14

                                       2

  GENERAL AND ADMINISTRATIVE EXPENSES ..................................  14
    LIQUIDITY AND CAPITAL RESOURCES ....................................  14

ITEM 7.  FINANCIAL STATEMENTS ..........................................  14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE ......................  14

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
           OF THE EXCHANGE ACT .........................................  15

ITEM 10.  EXECUTIVE COMPENSATION .......................................  15

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT .............................................  15

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............  15

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K .............................  15

          (a) EXHIBITS .................................................  15

INDEX TO FINANCIAL STATEMENTS .......................................... F-1

SIGNATURES .............................................................  17

EXHIBIT INDEX

                                     PART I

ITEMS 1 & 2.      BUSINESS AND PROPERTIES

INTRODUCTION

          ARXA International Energy, Inc. ("ARXA" or "Company") is a Delaware corporation located in Houston, Texas which currently owns interests in oil and gas properties in Tunisia North Africa, Michigan USA, and North Dakota USA. The Company plans to drill oil and gas prospects located on its existing acreage and develop and produce the oil on its properties. The Company is currently drilling its properties in Michigan, preparing its North Dakota property for drilling or farm-out, and preparing a work program for its Tunisia property. A major oil company is negotiating the right to operate the Tunisia project. The Company has identified additional oil and gas related business opportunities in South America and West Africa.

CERTAIN DEFINITIONS

          As used herein, the following terms have the specific meanings set out: "Bbl" means barrel. " MBbl" means thousand barrels. "MMBbl" means million barrels. "Mcf" means thousand cubic feet. "MMcf" means million cubic feet. "Bcf" means billion cubic feet. "BOE" means barrel of oil equivalent. "MBOE" means thousand barrels of oil equivalent and "MMBOE" means million barrels of oil equivalent. Natural gas volumes are converted to barrels of oil equivalent using the ratio of 6.0 Mcf of natural gas to 1 barrel of crude oil. Unless otherwise indicated, natural gas volumes are stated at the official temperature and pressure basis of the area in which the reserves are located. "Replacement cost" refers to a fraction, of which the numerator is equal to the costs incurred by the Company for property acquisition, exploration and development and of which the denominator is equal to proved reserve additions from extensions, discoveries, improved recovery, acquisitions and revisions of previous estimates. "Improved recovery," "enhanced oil recovery" and "EOR" include all methods of supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, such as waterfloods, cyclic steam, steam drive and CO2 (carbon dioxide) injection and fireflood projects. "Heavy oil" is low gravity, high viscosity crude oil.

HISTORY

          The Company was incorporated as a New York corporation on February 1, 1984 under the name of Major League Standardbreds, Inc. The Company was initially formed to purchase, own, race, breed, sell and broker the sale of standard bred horses (the kind of horses used in harness racing). In March 1986, the Company completed an initial public offering of shares of the Common Stock. On September 10, 1987, the Company changed its name to Major League Enterprises, Inc. The Company, thereafter, incurred and continued to incur large losses and was unable to secure additional financing, or to find the means of obtaining needed funds to continue operations. Shortly thereafter, the Company went into a state of dormancy, where it remained until August 1995.

          On August 18, 1995, pursuant to a Stock Exchange Agreement dated August 9, 1995, a change in control of the Company occurred. In connection with the Stock Exchange Agreement, on August 8, 1995, there was a one for 10 reverse stock split of the issued and outstanding shares of the Common Stock of the Company. Before the reverse stock split, there were 3,068,900 shares of the Company's common stock issued and outstanding. After the reverse stock split, there were 306,890 shares issued and outstanding. As a result of the Stock Exchange Agreement, the Company acquired all of the issued and outstanding shares of ARXA USA, Inc., a Delaware corporation, for 5,500,000 shares of the Common Stock and Warrants for the purchase of 1,500,000 shares of the Common Stock. Upon the closing of the Stock Exchange Agreement, all 1,500 shares of the common stock of ARXA USA, Inc. were exchanged for 5,500,000 shares of the Company's common stock and warrants to purchase 1,500,000 shares of the Company's Common Stock. In addition, warrants for the purchase of 500,000 shares of the Company's Common Stock were issued to certain officers and directors of the Company and other parties for services rendered in connection with the exchange transaction.

          Pursuant to an Agreement and Plan of Merger dated September 11, 1995, by and between the Company and ARXA International Energy, Inc. the Company was merged into ARXA. The merger was effective on October 17, 1995. The sole purpose of the transaction was to change the Company's domicile from the State of New York to the State of Delaware pursuant to Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended. As a result of the merger, each of the issued and outstanding shares of the Company's Common Stock and all rights in respect thereof were converted into one fully paid and nonassessable share of ARXA's common stock, and each certificate nominally representing shares of the Company's Common Stock shall for all purposes be deemed to evidence the ownership of a like number of shares of ARXA's common stock. Before the merger, the Company had issued and outstanding 5,808,890 shares of the Common Stock and Warrants for the purchase of 2,000,000 shares of the Common Stock. After the merger, the Company has issued
                                     Page 4

and outstanding 5,808,890 shares of the Common Stock and Warrants for the purchase of 2,000,000 shares of the Common Stock. Upon the effective date of the merger, each of the 1,000 shares of ARXA's common stock issued and outstanding were retired, and no shares of the ARXA common stock or other securities of ARXA shall be issued in respect thereof. At January 31, 1996 there were 5,844,560 shares of the Common Stock issued and outstanding.

          Upon the effective date of the merger, each outstanding Warrant to purchase shares of the Company's Common Stock were converted into and became a Warrant to purchase the same number of shares of ARXA's common stock, upon the same terms and subject to the same conditions as set forth in the Warrants issued by the Company. The same number of shares of ARXA's common stock shall be reserved for issuance upon the exercise of the Warrants to purchase shares of ARXA's common stock as were so reserved for issuance by the Company immediately prior to the effective date of the merger.

          Due to the merger, the Company became a Delaware corporation, and at the same time its name was changed to ARXA International Energy, Inc. and the number of authorized shares of the Common Stock was increased to 100,000,000. Likewise, the Company was authorized to issue 2,000,000 shares of preferred stock, par value $1.00 per share (the "Preferred Stock") upon such terms as the Board of Directors of the Company may determine. On January 31, 1996 there were 426,943 shares of the Class A Preferred Stock issued or outstanding. As used herein, the term the "Company" shall refer to Major League Enterprises, Inc., ARXA USA, Inc., and ARXA International Energy, Inc., unless the context requires otherwise.

BACKGROUND

          The Company is engaged in the business of acquiring properties for the exploration and development of oil and gas, including conventional lease acquisitions, participation in ventures involving other oil and gas companies and investors, and farmins from other producers. Initially, the Company has acquired working interests and leases to explore for, develop and produce crude oil and natural gas reserves in areas near where hydrocarbons have been proven to exist, primarily in Tunisia North Africa, Michigan and North Dakota. However, the Company may conduct operations in such other locations as it shall deem advisable.

          Based on management's experience and publicly available information, major integrated oil companies continue to consolidate domestic and international operations to reduce costs and retire debt. As a result, profitable opportunities to acquire whole or partial interests in domestic and international properties are being created. The Company believes it has the management and technical expertise to take advantage of these opportunities. In addition, increase in consumption of oil and gas products world wide, a decrease in the number of available drilling rigs, and a decrease in exploration investment over the last 15 years is placing upward pressure on oil and gas prices.

          In this dynamic environment, the Company believes that three trends became evident: (i) profitable exploitation and development projects with reserves of several million to several hundred million BOE equivalent exist because major oil companies require projects with large reserves in excess of several hundred million barrels; (ii)several developing countries have privatized state owned oil companies creating opportunities for production acquisition and joint service contract opportunities; and (iii) oil prices, while still volatile, appear to be on an upward trend.

BUSINESS STRATEGY OF THE COMPANY

          The Company was created as a vehicle for identifying, forming, and participating in oil and gas-related business ventures in predominately international areas. Domestic opportunities will be considered if they have profit potential or contribute substantial cash flow. The Company is evaluating low risk exploitation and development opportunities in international areas. Many state-owned oil industries have been privatized and require capitol investment and technical expertise to develop oil and gas resources.

          Most often, areas where hydrocarbons are known to exist are near abandoned or existing oil or gas fields. The Company will evaluate an area using some or all of the following criteria:

o The prospect shall be in or near an area of proven hydrocarbon reserves that is undeveloped, or in developed areas where deeper or shallower objectives can be completed.

o         The prospect shall be developmental or explorational in nature.

o Development prospects shall identify hydrocarbons in place from nearby well logs, and seismic control should reveal a good structural or stratigraphic trapping mechanism.

                                     Page 5

o Exploration prospects will be identified and evaluated after careful consideration of geologic risks (source, reservoir, seal, trap, migration), political risks and economic potential.

          Other qualifications for evaluating prospects may include the following:

o         Leasehold acreage should be sufficient for multiple drill sites.

o         Multiple undeveloped hydrocarbon zones are preferred.

o Due to equipment cost and added mechanical risks, it is preferred, but not required, to avoid geopressured zones.

          The Company has and intends to form and operate joint ventures in international areas. Most U.S. companies operate international areas using expensive expatriate staff. The Company intends to use experienced national staff of the individual countries to minimize overhead. Management also believes that an opportunity exists to utilize its expertise in order to establish business opportunities by forming strategic alliances with local companies in individual countries of operation.

CURRENT MARKETS FOR OIL AND GAS

          The future revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and gas. For the last several years, prices of these products have reflected a worldwide surplus of supply over demand. The price received by the Company for its crude oil and natural gas will depend upon numerous factors, the majority of which are beyond the Company's control, including economic conditions in the United States and elsewhere, the world political situation as it effects OPEC, the Middle East (including the current embargo of Iraqi crude oil from worldwide markets and other producing countries, the actions of OPEC and governmental regulation. The fluctuation in world oil prices continues to reflect market uncertainty regarding OPEC's ability to control member country production and underlying concern about the balance of world demand for and supply of oil and gas. Decreases in the prices of oil and gas have had, and could have in the future, an adverse effect on the Company's development and exploration programs, proved reserves, revenues, profitability and cash flow.

OTHER BUSINESS MATTERS

  PRICES OF OIL AND GAS QUITE UNSTABLE

          Global economic conditions, political conditions, and energy conservation have created unstable prices. Average annual wellhead prices for oil peaked in 1981 at $31.77/bbl and dropped rapidly in 1986 to a low of $12.51/bbl. Since 1986, oil prices have been quite volatile, rising to a peak of $20.30 in 1990 and falling to $14.24 in 1993. Average wellhead prices for domestic oil and gas during 1994-1995 were near the lowest levels of the past 16 years. Wellhead prices have risen in early 1996 but it is not possible to predict if prices will increase or decrease in the future. An increase in crude prices would have a beneficial effect on the Company while a decrease in crude prices would adversely affect the Company and the stockholders. Prices for both oil and gas are likely to remain volatile.

ENVIRONMENTAL HAZARDS AND LIABILITIES

          There are numerous natural hazards involved in the drilling of wells, including unexpected or unusual formations, pressures, blowouts involving possible damages to property and third parties, surface damages, bodily injuries, damage to and loss of equipment, reservoir damage and loss of reserves. Uninsured liabilities would reduce the funds available to the Company, may result in the loss of the Company's properties and may create liability for the Company. The Company may be subject to liability for pollution, abuses of the environment and other similar damages. Although the Company will maintain insurance coverage in amounts management deems appropriate, it is possible that insurance coverage may be insufficient. In that event, Company assets would be utilized to pay personal injury and property damage claims and the costs of controlling blowouts or replacing destroyed equipment rather than for additional drilling activities.

COMPETITION, MARKETS AND REGULATIONS

          The Company is expected to encounter strong competition from many other potential producers of oil and gas, including many which possess larger staffs and greater financial resources, in acquiring economically desirable properties. Many external factors beyond the Company's control will determine the prices obtainable for the Company's oil and gas production. Oil and gas production is subject to significant governmental regulation, including regulations fixing rates of production and the maximum sales price of some categories of natural gas, and it is possible that these regulations pertaining

                                     Page 6

to pricing and rates of production could become more pervasive and stringent in the future. The Company faces competition in all aspects of its business, including, but not limited to, acquiring reserves, leases, licenses and concessions; obtaining goods, services and labor needed to conduct its operations and manage the Company; and marketing its oil and gas. The Company's competitors include multinational energy companies, government-owned oil and gas companies, other independent producers and individual producers and operators. The Company believes that its competitive position is, affected by price its geological and geophysical capabilities, and ready access to markets for production. Many competitors have greater financial and other resources than the Company, more favorable exploration prospects and ready access to more favorable markets for their production. The Company believes that the well-defined nature of its exploration and development programs and its experienced management may give it a competitive advantage over other competitors.

LEASEHOLD DEFECTS

          The Company will obtain its interests in producing properties without general warranty of title. There can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. In many instances, title opinions may not be obtained if in management's discretion it would be uneconomical or impractical to do so. This increases the possible risk of loss and could result in total loss of properties purchased. Furthermore, in certain instances management may determine to purchase properties even though certain technical title defects exist, if it believes it to be in the best interests of the Company.

HAZARDS AND DELAYS

          Hazards such as unusual or unexpected formations, pressures, down-hole fires, blow-outs and loss of circulation of drilling fluids are involved in drilling and operating oil and gas wells. The Company may not be insured against all losses or liabilities that may arise from such hazards, because such insurance is unavailable, because management has elected not to purchase such insurance due to the high premium cost, or for other reasons. In the event the Company incurs uninsured losses or liabilities, the Company's available funds would be reduced and interests in producing properties might be lost. Even though a well is completed and is found to be productive, or even if it has produced oil and gas for a significant period of time, water or other deleterious substances may be encountered that may impair or curtail production or marketing of oil or gas from such well. The cost of producing oil and gas reserves can vary depending upon unpredictable performance by a well or group of wells, and is subject to all of the hazards of operating wells. If it is necessary to deepen, rework or recomplete certain wells in order to maximize production, there can be no assurance that money spent for such activities will be recoverable, that the intended result will be achieved, or that any of the other high risks of drilling activity will not adversely affect the Company.

DRILLING POLICY

          The Company anticipates that it will operate wells in areas where management is of the opinion it is in the best interest of the Company to do so. As operator, it will be responsible for all operational functions, including drilling, development, testing, and completion and equipping wells, production pumping and the sale of oil and gas production. It is anticipated the Company will conduct development drilling on the properties it acquires to enhance production and will engage in exploratory drilling activity.

          The Company does not expect to own any drilling equipment. Drilling and certain other activities including seismic acquisition will be conducted by non-affiliated contractors under the Company's supervision. Activities such as production pumping, storage, deliveries, and equipment maintenance will be conducted by Company employees or non-affiliated contractors, depending on which approach is more efficient.

ACQUISITION OF UNDEVELOPED PROSPECTS

          Management will select undeveloped prospects which will be acquired by the Company at the lesser of cost or fair market value. Management will not retain overriding royalty interests in future prospects. Depending on its attributes, a prospect may be characterized as an "exploratory" or "development" site. Generally speaking, exploratory drilling involves the conduct of drilling operations in search of a new and yet undiscovered pool of oil and gas (or, alternatively, drilling within a discovered pool with the hope of greatly extending the limits of such pool), whereas development drilling involves drilling to a known producing formation in a previously discovered field.

          The prospects will be acquired pursuant to arrangements whereby the Company will purchase between one percent and 100 percent of the working interests, subject to landowners' royalty interests and other royalty interests payable to unaffiliated third parties. The Company will generally acquire less than 100 percent of the working interests in each prospect in which it will participate.
                                     Page 7

          The actual number, identity and percentage of working interests and leases or other interests in prospects to be acquired by the Company will depend upon, among other things, the total amount of money raised by the Company and the borrowing of funds, the latest geological and geophysical data, potential title or spacing problems, availability and price of drilling services, tubular goods and services, approvals by federal and state departments or agencies, agreements with other working interests owners in the prospects, farmins, and continuing review of other prospects that may be available.

DRILLING AND COMPLETION PHASE

GENERAL

          It is anticipated that most wells will be drilled to the depth determined appropriate to target oil or gas production. Some shallower or deeper development prospects may be drilled. Thereafter, the Company will complete each well deemed by the Company to be capable of production of oil or gas in commercial quantities.

          In the event the funds allocated for exploratory wells are not used to drill exploratory wells, such funds together with unexpended completion funds will be used to drill additional development wells, acquire seismic to identify future well locations, or lease relevant exploration or development areas.

          The Company will determine the depth to which a particular well is drilled based on geologic and other information available to it. No representations are given herein as to the depths and formations to be encountered in the Company's wells. Management may substitute another operator or operators, on terms and conditions substantially the same as those discussed herein. Management will monitor the operations of the operators and non-affiliated drilling contractors and subcontractors. The cost of drilling to the Company will be the actual cost of third-party drilling.

          Management will represent the Company in all operations matters, including the drilling, testing, completion and equipping of wells and the sale of the Company's oil and gas production.

GAS PIPELINE AND TRANSMISSION

          The Company's wells will usually be drilled in the vicinity of transmission pipelines, gathering systems, and/or end users. Management believes that there are sufficient transmission pipelines, gathering systems, and end users for the Company's production, subject to some seasonal curtailment. The Company will bear the expense of hook-up and/or gathering charges between the gas wells and the transmission pipelines.

SALE OF PRODUCTION

          The Company will attempt to sell the oil and gas produced from its prospects on a competitive basis at the best available terms and prices. Management will not make any commitment of future production that does not primarily benefit the Company. Generally, purchase contracts for the sale of oil are cancelable on 30 days' notice, whereas purchase contracts for the sale of natural gas usually have a term of a number of years and may require the dedication of the gas from a well for the life of its reserves.

          The Company will sell natural gas discovered by it at negotiated prices based upon a number of factors, such as the quality of the gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission. The Company expects to sell oil discovered and sold by it at free market prices.

JOINT OPERATING AGREEMENTS

          Upon funding, the Company may enter into joint operating agreements with unaffiliated third parties as operators. A representative form of an operating agreement, a copy of which will be furnished to an investor upon request, provides that the operator will conduct and direct and have full control of all operations on the Company's prospects. The operator will have no liability as operator to the Company for losses sustained or liabilities incurred, except as may result from the operator's negligence or misconduct.

          The Company will pay a proportionate share of lease, development, and operating costs, and will be entitled to receive a proportionate share of production subject only to royalties and overriding royalties. The Company will be responsible only for its obligations and will be liable only for its proportionate share of the costs of developing and operating the prospects.

                                     Page 8

          An operator's duties will typically include testing formations during drilling, and completing the wells by installing such surface and well equipment, gathering pipelines, heaters, separators, etc., as are necessary and normal in the area in which a prospect is located. The Company will pay the drilling and completion costs of the operators as incurred, except that the Company is permitted to make advance payments to the operators where necessary to secure tax benefits of prepaid drilling costs and there is a valid business reason. In order to comply with conditions to securing tax benefits of prepaid drilling costs, the operator under the terms of an operating agreement will not refund any portion of amounts paid in the event actual costs are less than amounts paid but will apply any such amounts solely for payment of additional drilling services to the Company. If an operator determines that a well is not likely to produce oil and/or gas in commercial quantities, the operator will plug and abandon the well in accordance with applicable regulations.

          The Company will bear its proportionate share of the cost of drilling and completing or drilling and abandoning each of the Company's wells To the extent that the Company acquires less than 100 percent of a prospect, its drilling and completion costs of that prospect will be proportionately decreased. The operating agreement will provide that the Company will pay the operator the prospect cost and the dry hole cost for each planned well prior to the spud date, and the balance of the completed well costs when the well is completed and ready for production, in the case of a completed well.

          The operator will provide all necessary labor, vehicles, supervision, management, accounting, and overhead services for normal production operations, and will assess the Company on a per well basis as described in the operating agreement for operations, field supervision, accounting, engineering, management, and general and administrative expenses. Non-routine operations will be billed to the Company at their cost.

          The Company will have the right to take in kind and separately dispose of its share of all oil and gas produced from its prospects, excluding its proportionate share of production required for lease operations and production unavoidably lost. Initially, the Company will designate the operators as its agent to market such production and authorize the operator to enter into and bind the Company in such agreements as they deem in the best interest of the Company for the sale of such oil and/or gas. If pipelines which have been built by the operator are used in the delivery of natural gas to market, the operator may charge a gathering fee not to exceed that which would be charged by a non-affiliated third party for a similar service.

          An operating agreement will continue in force so long as any such well or wells produce, or are capable of production. Any such well will then be plugged and abandoned consistent with the terms of the operating agreement.

PRODUCTION PHASE OF OPERATIONS

GENERAL

          Once the Company's wells are "completed" (I.E., all surface equipment necessary to control the flow of, or to shut down, a well has been installed, including the gathering pipeline), production operations will commence.

          The Company intends to sell gas production from its wells to industrial users, gas brokers, interstate pipelines or local utilities. Management will negotiate with various parties to obtain gas purchase contracts. Due to rapidly changing market conditions and normal contracting procedures, final terms and contracts will not be completed until after the wells have been drilled. As a result of the effects of weather on costs, the Company results may be affected by seasonal factors. In addition, both sales volumes and prices tend to be affected by demand factors with a significant seasonal component.

EXPENDITURE OF PRODUCTION REVENUES

          The Company's share of production revenue from a given well will be burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs.

          The above items of expenditure involve amounts payable solely out of, or expenses incurred by reason of, production operations. Inasmuch as the Company's primary source of income will be production revenues, the Company will be required to borrow any funds it may require to meet operation expenditures prior to production.

INSURANCE

          The Company will obtain insurance and maintain such policies subject to its analysis of premium costs, coverage and other factors. Management may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as it deems appropriate under the circumstances, which may vary materially.

          The costs of insurance will be allocated based primarily upon the level of oil and gas operations. The costs of insurance have increased significantly in recent years but have currently stabilized. However, insurance premiums may
                                     Page 9

materially increase in the future. The primary effect of increasing premiums cost is to reduce funds otherwise available for Company drilling operations.

COMPETITION

          The Company will face significant competition in its oil and gas operations. The Company's competitors in its producing efforts will include major oil and gas production companies and numerous independent oil and gas companies, individuals and drilling and income programs. The Company's competitors in its marketing efforts will include other oil and gas production companies, major interstate pipelines and their marketing affiliates, and national and local gas gatherers, brokers, marketers and distributors of varying sizes, financial resources and experience. Certain competitors, such as major oil and gas production companies, have financial and other resources substantially in excess of those to be available to the Company.

ENVIRONMENTAL REGULATION

          The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment, including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act, as amended, the Solid Waste Disposal Act, as amended, the Clean Air Act, as amended, the Oil Pollution Act and the Clean Water Act and their state and local counterparts. Although many of these laws and regulations contain at least partial exemptions for oil and gas exploration and production activities, they may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas, require the reduction of the emissions of wastes or pollutants from such properties or require the remediation of, and/or impose substantial penalties for, pollution resulting from drilling operations, particularly operations in offshore waters or on submerged lands. It is always possible that one or more of the exemptions for oil and gas exploration and production activities will be eliminated, thereby possibly subjecting the Company and others in the industry to significantly costlier petroleum and waste handling and disposal practices.

          The Company will own or lease numerous properties which have been used for the production of oil and gas for many years, and which were previously developed and operated by persons over whose petroleum and other waste handling and disposal activities the Company had no control. These handling and disposal practices may have resulted in contamination of these properties which may someday require remediation in order to comply with applicable environmental laws and regulations. Environmental laws and regulations may also increase the costs of routine drilling and operation of wells. Because these laws and regulations change frequently, the costs to the Company of compliance with existing and future environmental regulations cannot be predicted.

EMPLOYEES

          The Company currently employs 1 person on a full time basis. The Company has in the past, and will continue in the future, to make extensive use of its outside directors and others as consultants.

FACILITIES

           The Company sub-leases approximately 1,200 square feet of office space in Houston, Texas. This space is leased on a month to month basis at a rental rate of approximately $3,000 per month. The Company believes that its facilities are adequate for its current operations.

PROPERTIES

RESERVES

          As of January 31, 1996 the Company had no proven oil or gas reserves.

DOMESTIC EXPLORATION ACTIVITIES

          During 1995 the Company focused its domestic exploration activities in two core areas, the Michigan Basin in Michigan and the Williston Basin of North Dakota. Subsequent to January 31, 1996 the Company commenced drilling on its leasehold property in Michigan. Set forth below is a brief discussion of some of the Company's principal exploration programs.


WALNUT POINT PROSPECT, MICHIGAN

                                     Page 10

          The Walnut Point Prospect, located in Calhoun County, Michigan, encompasses over 3,200 gross undeveloped leasehold acres. The Albion Scipio field, a few miles to the south is actively producing and has had cumulative production in excess of 125 million barrels of oil and 250 billion cubic feet of gas, making up to 25,000 barrels of oil per acre.

          The Walnut Point Prospect has similarities analogous to the Albion Scipio field, including four potential reservoir zones. The primary target zone is the Trenton/Black River dolomite between 4,000 and 5,000 feet in depth, with several hundred feet of pay possible. It is not uncommon for wells in the Albion Scipio field to produce from 500 to 1,000 barrels of oil per day and 400,000 cubic feet of gas per day. These wells produce from 40 acre spacing and have an estimated dry hole cost of $175,000 and completed cost of $350,000.

          This Walnut Point Prospect was identified and evaluated using available regional geologic information, well control, and state of the art seismic interpretation tools. The Company has an 80 percent working interest and a 60 percent net revenue interest in the prospect. It is believed that a minimum of three wells will be required to fully evaluate the prospect, and management plans to drill the first well in the second quarter of 1996.

          Encouraging gas shows occurred in the Antrum shale in a well drilled on the prospect acreage. The operator of the well, Union Oil of California, did not test this interval, but gas increases measured at the well site and evaluation of electric logs indicate the Antrum shale zone has potential as a gas producer. Two separate gas pipelines cross the acreage, one of which has a four mile stretch near the well location. The combination of large continuous acreage, encouraging evidence of hydrocarbons, and ready access to two gas pipelines make the Antrum shale an interesting up-hole secondary pay in the Company's acreage trend.

WHITETAIL CREEK PROSPECT, NORTH DAKOTA

          The Company currently has 800 gross undeveloped leasehold acres in the Williston Basin, located in Billings County, North Dakota. The primary reservoir targets include the Mississippian Mission Canyon, Mississippian Lodgepole, Devonian Duperow and the Ordovician Red River Formations. A pronounced northward plunging anticline complex in Billings County known as the Billings Nose is a focus for numerous reservoirs, mainly in the Mission Canyon and Duperow Formations. Proven reserves along this structural feature total over 500 million barrels of oil. The Whitetail Creek Prospect is located on a pronounced seismic feature along the Billings Nose, similar to seismic features that have accurately predicted other accumulations within a small area near the prospect. Estimated potential net reserves for the field of 800,000 barrels per well are based on an analogous field, Four Eyes, located four miles southwest of the prospect, and on expected reservoir thickness, porosity, permeability, and field size.

          Additional exploration potential exists in the Mississippian Lodgepole formation immediately below the Mission Canyon. Interest in the Lodgepole formation intensified earlier this year with the completion of the Duncan Oil, Inc. 1-11 Knopik flowing 2,707 barrels per day oil and 1.55 million cubic feet of gas. This was the first successful wildcat since Conoco, Inc. initiated the play in February 1993. The Lodgepole play extends from south of The Whitetail Creek Prospect to the Province of Manitoba in Canada.

          In the opinion of management, the Whitetail Creek Prospect can be evaluated with one or two wells drilled to a depth of 12,000 feet. The Company has an 80 percent net revenue interest in the Whitetail property. Management is evaluating whether to drill the prospect or farm out the prospect and retain a carried interest.

INTERNATIONAL EXPLORATION ACTIVITIES

JORF PERMIT, TUNISIA, NORTH AFRICA

          The Company has signed a letter of intent to acquire an interest in the Jorf Reconnaissance Permit, Tunisia, North Africa from Rico Oil and Gas Ltd, Houston. The Company has rights to acquire a 10 percent interest and a further option for an additional 10 percent interest in the permit by May 31, 1996. The Company is completing the agreement with Rico Oil and Gas for the initial 10%, and evaluating the option for the additional 10% interest. The Company will pay approximately $24,000.00 for each 10% interest, with a further commitment to spend approximately $200,000 for each 10% interest to complete necessary geological and geophysical studies to fully evaluate the areas potential.

          The contract area covers a surface of approximately 1,060,000 acres, has paved roads, and international (GABES) and local airport access. Oil and gas pipelines pass across the block, the distance to the main oil terminal in Tunisia, 110 kilometers to the north.

          Tunisia is an oil exporting country, containing two giant and one semi-giant oil fields and two large gas fields with reserves in excess of 1.2 trillion cubic feet of gas, each. Oil was first discovered in Tunisia in 1964, and production was
                                     Page 11

established in 1966. Proven oil reserves were 1.7 billion barrels at the beginning of 1994, according to the OIL AND GAS JOURNAL. Declining production in the older fields has been partially offset by production from newer discoveries. Oil production at the end of 1993 was 98,000 barrels of oil per day. Numerous changes have been made to the petroleum laws to promote exploration and have resulted in favorable financial terms for exploration companies.

          The permit is located in the center of a Permian Basin containing up to 6,000 meters of sediments. Total Paleozoic thickness is over 9,000 meters. Source rocks are found throughout the entire Paleozoic sequence and in the Jurassic. Oil genesis and migration occurred, as demonstrated by shows found by wells drilled in the Triassic and Permian sequence. Main reservoirs are biohermal U. Permian buildups.

          Three superimposed reef trends, covered by impervious shale sediments are shown by seismic and well data. At least 10 reef anomalies have been identified in the block by a preliminary examination of 20 seismic lines. Each of these reefs are capable of containing one hundred million barrels of oil or more. Permian reefs are not producing at this time, because very little exploration was conducted for these objectives. However, most of the wells drilled to Triassic objectives have found oil and gas shows in Permian rocks.

          Secondary objective in the permit are Permian channelized sandstone and L. Triassic sandstone, which are oil productive to the south in the El Borma field (700 million barrels recoverable) and its satellite fields. In addition, at least six Cambro-Ordovician anomalies similar to producing fields in neighboring Algeria and in Tunisia each have the potential to contain in excess of one trillion cubic feet of gas and associated condensate.

          The Company will participate in the reprocessing, acquisition and interpretation of 3,200 kilometers of seismic in order to define three to four drill-ready prospects. The Company will have the option to participate in future wells, or farm out it's interest and retain an override.

          In summary, the Jorf block is a multi-prospect, multi-objective area similar to proven oil and gas producing reservoirs in Algeria, Tunisia and Libya.

FUTURE AREAS

          In the opinion of management, numerous international and domestic opportunities are available as a result of downsizing by the major oil companies and the consolidation that has occurred in the oil industry over the last 15 years. Management is reviewing acquisition of existing oil and gas production and international exploration and development projects. The Company will proceed with these and other ventures only after a through review and the Board of Directors concludes that such activities are in the best interest of the Company.

          Management reserves the right to conduct operations in such other locations and/or to such other formations as it shall, in its sole and absolute discretion, deems advisable, provided that such locations and/or formations are, in management's opinion, of generally comparable quality and character to those described herein.

ITEM 3.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.
                                     Page 12

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "ARXA." Public trading of the Company Common Stock commenced on August 8, 1995 and the market for the Common stock is limited, sporadic and highly volatile. The following table sets forth the high and low last closing bid of the Common Stock for the periods indicated:

                                                           PRICE RANGE
                                                        ------------------
FISCAL YEAR                                             HIGH          LOW
   1995                                                 -----        -----
        Third Quarter (commencing August 8, 1995).....  3.000        1.825
        Fourth Quarter................................  4.750        3.000

          On May 10, 1996, the closing bid price for the Common Stock was $5.825, and there were approximately 179 holders of record.

          The Company has not paid, and the Company does not currently intend to pay cash dividends on its Common Stock. The current policy of the Company's Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of the Company's business. Such policy will be reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company's earnings and financial position.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

SELECTED FINANCIAL INFORMATION

                                                                                         YEAR ENDED JANUARY 31, (IN THOUSANDS)
                                                                                  --------------------------------------------------
                                                                                   1996       1995      1994       1993        1992
                                                                                  ------     ------    ------     ------      ------
INCOME STATEMENT DATA:
          Revenues .........................................................      $ -0-      $ -0-      $ -0-      $ -0-      $ -0-
          Operating income (loss) ..........................................       (344)       -0-        -0-        -0-        -0-
          Income (loss) from continuing operations .........................       (344)       -0-        -0-        -0-        -0-
          Per share income (loss) from continuing operations ...............      (0.06)       -0-        -0-        -0-        -0-
CASH FLOW DATA:
          Capital expenditures .............................................        558        -0-        -0-        -0-        -0-
          Issuance of common and preferred stock ...........................        624        -0-        -0-        -0-        -0-
BALANCE SHEET DATA:
          Working capital ..................................................       (267)       -0-        -0-        -0-        -0-
          Property and equipment, net ......................................        377        -0-        -0-        -0-        -0-
          Total assets .....................................................        593        -0-        -0-        -0-        -0-
          Current maturities of long-term debt .............................        187        -0-        -0-        -0-        -0-
          Stockholders' equity .............................................        291        -0-        -0-        -0-        -0-

RESULTS OF OPERATIONS

REVENUES
                                     Page 13

          The Company is in the development stage of operations. Through January 31, 1996, the Company's principal activities have been the acquisition of oil and gas leases through a merger and the selling of its common and preferred stock. For the four years prior to January 31, 1996, the Company was inactive. There were no operations, assets or liabilities prior to the merger during August, 1995. For the period August, 1995 to January 31, 1996, there were no revenues to be reported.

COST AND EXPENSES

          For the four years ended January 31, 1995, the Company was inactive. For the year ended, January 31, 1996, the Company's principal activities have been the acquisition of oil and gas leases. The development of these properties commenced after January 31, 1996 and, accordingly, there were no expenses incurred through January 31, 1996 to be reported.

GENERAL AND ADMINISTRATIVE EXPENSES

          For the four years ended January 31, 1995, the Company was inactive. Costs and expenses for the year ended January 31, 1996 increased $344,000. The major components of the expenses are salaries and related payroll expenses($81,000), professional and consulting expenses($148,000), amortization and depreciation($61,000), office expenses($32,000) and interest expense($22,000).

LIQUIDITY AND CAPITAL RESOURCES

          For the four years ended January 31, 1995, the Company was inactive. For the year ended January 31, 1996, the Company used $43,000 in cash flow to support its development stage activities. The principal cash flow activities were related to the acquisition of undeveloped oil and gas leases, retirement of debt, and the sale of common stock. During January, 1996, the Company repaid the debt with preferred stock and short term notes. In order to meet its drilling and exploration activities, the Company commenced on January 18, 1996, the sale of 3,300,000 shares of common stock at a $1.50 per share under a private placement memorandum. Each two shares of stock sold pursuant to the private placement entitles the shareholder to one stock purchase warrant for the purchase of one additional share of common stock at $5.00. The warrant expires 180 days from the date of issuance. Through May 14, 1996, the Company has sold 473,770 shares of common stock and issued 236,885 warrants totaling $710,656 pursuant to this private placement memorandum. Additionally, the Company has issued 2,000,000 stock purchase warrants for the purchase of 2,000,000 common stock shares. These $2.00 warrants have a five year term and a $2.00 exercise price. No warrants have been exercised through January 31, 1996. The Company is relying on the sale of securities for liquidity as other financing sources are unavailable during this development stage.


ITEM 7.   FINANCIAL STATEMENTS

          The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in accountants during the Registrant's two most recent fiscal years, nor have there been any disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                     Page 14

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Incorporated by reference from the Company's proxy statement for the annual meeting dated July 1996 to be filed 120 days after the January 31, 1996 fiscal year end.

ITEM 10.  EXECUTIVE COMPENSATION

          Incorporated by reference from the Company's proxy statement for the annual meeting dated July 1996 to be filed 120 days after the January 31, 1996 fiscal year end.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated by reference from the Company's proxy statement for the annual meeting dated July 1996 to be filed 120 days after the January 31, 1996 fiscal year end.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated by reference from the Company's proxy statement for the annual meeting dated July 1996 to be filed 120 days after the January 31, 1996 fiscal year end.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

    EXHIBIT
      NO.           IDENTIFICATION OF EXHIBIT
    -------         -------------------------
     3.1(1)    Certificate of Incorporation

     3.2(1)    Bylaws

     4.1(2)    Designation of Series A Preferred Stock

     4.2(2)    Warrants for the purchase of the common stock of the Registrant.

     10.1(3) Major League Enterprises, Inc. Stock Exchange Agreement dated August 9, 1995, by and between Major League Enterprises, Inc. and the stockholders of ARXA USA, Inc.

     10.2(3) Consulting Services Agreement dated July 24, 1995, by and between ARXA USA, Inc. and Corporate Strategies, Inc.

     10.3(3) Pledge Agreement dated August 9, 1995, by and between Major League Enterprises, Inc. and Corporate Strategies, Inc.

     10.4(3) Power of Attorney executed by various stockholders of ARXA USA, Inc. and Major League Enterprises, Inc. In favor of Corporate Strategies, Inc. with respect to the Stock Exchange Agreement.

     10.5(3) ARXA USA, Inc. Non-Competition Agreement dated August 8, 1995, by and between ARXA USA, Inc. and Gregory Stephens.

                                     Page 15

     10.6(3) ARXA USA, Inc. Non-Competition Agreement dated August 8, 1995, by and between ARXA USA, Inc. and Duke Resources Corporation

     10.7(3) Non-Competition Promissory Note dated August 8, 1995, executed by ARXA USA, Inc. in favor of Gregory Stephens. . 10.8(3) Non-Competition Promissory Note dated August 8, 1995, executed by ARXA USA, Inc. in favor of Duke Resources Corporation.

     10.9(3) Promissory Note dated August 8, 1995, executed by ARXA USA, Inc. in favor of Duke Resources.

     10.10(3) Promissory Note dated August 8, 1995, executed by ARXA USA, Inc. in favor of Duke Resources.

     10.11(3) Escrow Agreement and Assignments of Oil and Gas Leases covering lands located in Billings County, North Dakota and Calhoun County, Michigan dated August 8,1995.

     10.12(4) Assignment of Oil and Gas Leases dated August 8, 1995, executed by Duke Resources Corporation in favor of ARXA USA, Inc. covering lands located in Calhoun county, Michigan.

     10.13(4) Assignment of Oil and Gas Leases dated August 8, 1995, executed by Duke Resources Corporation in favor of ARXA USA, Inc. covering lands located in Billing County, North Dakota.

     10.14(4) Employment Agreement dated August 9, 1995, but effective August 18, 1995, by and between the Registrant and William J. Bippus, the President of the Registrant.
- ------------
(1) Previously filed as an exhibit to the Company's Form 8-K/A dated September 29, 1995.

(2)  Filed herewith.

(3) Previously filed as an exhibit to the Company's Form 8-K dated August 23, 1995.

(4) Previously filed as an exhibit to the Company's Form 8-K/A dated September 14, 1995.

(b)     None
                                    Page 16

                         INDEX TO FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS.........................................     F1
AUDITORS REPORT ......................................................     F2
BALANCE SHEETS........................................................     F3
STATEMENT OF OPERATIONS...............................................     F4
STATEMENT OF CASH FLOW................................................     F5
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY...........................     F6
NOTES TO FINANCIAL STATEMENT..........................................     F7

MCMANUS & CO., P.C., CERTIFIED PUBLIC ACCOUNTANTS

188 SPEEDWELL AVENUE, MORRIS PLAINS, NJ 07950

TEL: 201-285-0012 -  FAX:201-285-0939

350 5TH AVENUE, SUITE 1423, NEW YORK, NY 10118

To the Board of Directors and Stockholders of ARXA International Energy, Inc.

     We have audited the accompanying balance sheet of ARXA International Energy, inc. as of January 31, 1996 and the related statement of operations and accumulated deficit, stockholders' equity and cash flows for the year ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of ARXA International Energy, Inc. as of January 31, 1996 and the results of its operations and the related statements of operations and accumulated deficit, stockholders' equity and cash flows for the year ended January 31, 1996 in conformity with generally accepted accounting principles.

April 29, 1996


McManus & Co., P.C.
Certified Public Accountants

MEMBERS: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS AND NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                         ARXA INTERNATIONAL ENERGY, INC.
                                  BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)
                                 (IN THOUSANDS)
                                                                 January 31
                                                           --------------------
                                                             1996         1995
                                                           -------      -------
ASSETS:

Current Assets:
   Cash in bank ......................................     $    34      $     0
                                                           -------      -------
    Total Current Assets .............................          34            0
                                                           -------      -------
Property and Equipment:
   Oil and gas properties ............................         377            0
                                                           -------      -------
    Total Property and Equipment .....................         377            0
                                                           -------      -------
Other Assets:
   Organization cost .................................           1            0
   Covenants not to compete ..........................         180            0
                                                           -------      -------
    Total Other Assets ...............................         181            0
                                                           -------      -------
   Total Assets ......................................     $   592      $     0
                                                           =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
   Accounts Payable ..................................     $    46      $     0
   Accrued  Expenses .................................          68            0
   Notes payable .....................................         187            0
                                                           -------      -------
    Total Current Liabilities ........................         301            0
                                                           -------      -------
Stockholders' Equity:

   Preferred stock ...................................         427            0
   Common stock ......................................           6            3
   Additional paid in capital ........................       1,179          974
   Retained deficit ..................................      (1,321)        (977)
                                                           -------      -------
    Total Stockholders' Equity .......................         291            0
                                                           =======      =======
   Total Liabilities and Stockholders' Equity ........     $   592      $     0
                                                           =======      =======

  See accompanying accountants' report and notes to the financial statements.

                         ARXA INTERNATIONAL ENERGY, INC.
                             STATEMENT OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)
                                 (IN THOUSANDS)
                                                         For The Year Ended
                                                             January 31
                                                    ----------------------------
                                                        1996             1995
                                                    -----------      -----------
Revenues ......................................     $         0      $         0

                                                    -----------      -----------
   Total Revenues .............................               0                0

Cost of Sales .................................               0                0
                                                    -----------      -----------
   Gross Profit ...............................               0                0

General & Administrative Expenses

Salaries & related expenses ...................              81                0
Consulting fees ...............................              78                0
Professional fees .............................              70                0
Amortization & depreciation ...................              61                0
Interest expense ..............................              22                0
Rent expense ..................................              18                0
Office expense ................................               9                0
Travel ........................................               5                0
                                                    -----------      -----------
Total General & Adminstrative Expenses ........             344                0

                                                    ===========      ===========
Net Loss ......................................     $      (344)     $         0
                                                    ===========      ===========
Net (Loss) Per Share:
Net Loss ......................................     $     (0.06)     $      0.00
Weighted average number of common shares
  outstanding .................................       5,390,459        3,078,900

  See accompanying accountants' report and notes to the financial statements.

                         ARXA INTERNATIONAL ENERGY, INC.
                             STATEMENT OF CASH FLOW
                          (A DEVELOPMENT STAGE COMPANY)
                                 (IN THOUSANDS)
                                                              For the Year Ended
                                                                   January 31
                                                              ------------------
                                                               1996        1995
                                                              -----        -----
Cash Flow from operating activities:

   Net  loss ..........................................       $(344)       $   0
                                                              -----        -----
Adjustments to reconcile net
loss to net cash provided
by operating activities:
   Other current liabilities ..........................          68            0
   Accounts payable ...................................          46            0
   Notes payable ......................................         187            0
                                                              -----        -----
   Total Adjustments ..................................         301            0
                                                              -----        -----
   Net Cash used in operating activities ..............         (43)           0

Cash Flows from investing activities
Used for:
   Oil and gas properties .............................        (376)           0
   Organization costs .................................          (1)           0
   Covenant not to compete ............................        (180)           0
                                                              -----        -----
   Net cash used in investing activities ..............        (557)           0

Cash Flows from financing activities
Proceeds from:
   Preferred stock ....................................         427            0
   Common Stock .......................................         207            0
                                                              -----        -----
   Net cash provided by financing activities ..........         634            0
                                                              -----        -----
   Net increase in cash ...............................       $  34        $   0
                                                              =====        =====
Summary:
   Cash balance at end of period ......................       $  34        $   0
   Cash balance at beginning of period ................           0            0
                                                              =====        =====
   Net increase in cash ...............................       $  34        $   0
                                                              =====        =====

  See accompanying accountants' report and notes to the financial statements.

                         ARXA INTERNATIONAL ENERGY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (A DEVELOPMENT STAGE COMPANY)
                                JANUARY 31, 1996

                                                                    Number of                                              Total
                                          Number of        Common   Preferred    Preferred   Paid In       Retained    Stockholders'
                                        Common shares      Amount    shares       Amount    Capital       Deficit        Equity
                                        ---------         -------   -------     ---------  ---------    -----------     -------
Balance, February 1, 1995 ..........    3,078,900         $3,079               $      0    $  973,960    $  (977,039)    $      0
                                        =========         ======
Adjustment for Reverse
 Split 1 for 10 shares .............      306,890            307                              148,622                     148,929

Issuance of common stock for
ARXA USA,Inc. ......................    5,500,000          5,500                                                            5,500

         Issuance of common stock ..       37,670             38                               56,467                      56,505

Cancellation of outstanding stock ..     (544,446)          (544)                                 544

Reissue of cancelled common stock ..      544,446            544                                 (544)

          Preferred stock ..........                                426,943     426,943                                   426,943

Accumulated deficit ................                                                                        (343,633)    (343,633)
                                        =========         ======    =======    ========    =========    ============    =========
Balance, January 31, 1996 ..........    5,844,560         $5,845    426,943    $426,943    $1,179,049    $(1,320,672)    $291,165
                                        =========         ======    =======    ========    =========    ============    =========

                                      F-6

                         ARXA INTERNATIONAL ENERGY, INC.
                          NOTES TO FINANCIAL STATMENTS
                          (A DEVELOPMENT STAGE COMPANY)
                                JANUARY 31, 1996

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND OPERATIONS

         ARXA International Energy, Inc., (the Company), is engaged in crude oil and natural gas exploration, development, and production.

         Organization costs are amortized on a straight line basis over sixty months for both GAAP and tax purposes.

         Covenants not to compete are amortized on a straight line basis over two years for GAAP and fifteen years for tax purposes.

         Oil and Gas Property - the Company accounts for its exploration and production activities under the successful efforts method of accounting.

         Oil and gas lease acquisition costs are capitalized when incurred. Unproved properties are assessed on a property-by-property basis and any impairment in value is recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties. Lease rentals are expensed as incurred.

         Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether proved reserves are discovered. If proved reserves are not discovered, such drilling costs are expensed. The costs of all development well and related equipment used in the production of crude oil and natural gas are capitalized.

         The Company amortizes capitalized costs, including gas gathering systems, using a unit-of-production method based on proved oil and gas reserves as estimated by independent petroleum engineers. Depreciation of other property, plan and equipment is computed using principally the straight-line method over estimated useful lives of three to thirty years.

                                      F-7

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES     (CONTINUED)

         NET LOSS PER COMMON SHARE

         Net loss per common share is determined by dividing the weighted average number of common shares outstanding during the period into net loss. Common share equivalents in the form of warrants are excluded from the calculation since they have an anti-dilutive effect on per share figures.

         INCOME TAXES

         Effective February 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to the assets and liability method of accounting for income taxes.

2.       NOTES PAYABLE

         The Company has entered into various oil and gas lease arrangements which were primarily funded through notes payable. The notes were recast through the issuance of preferred stock and the following notes:

                                  INTEREST
                                    RATE       DATE      DUE DATE       BALANCE

Gregory Stephens ............        8%      01/15/96     7/15/96      $ 28,347
Duke Resources Corp. ........        8%      01/15/96     7/15/96       158,938
                                                                        --------
                                                                        $187,285
                                                                        ========
3.       LEASING ARRANGEMENTS

         On August 8, 1995, the Company entered into several oil and gas lease agreements which have various termination dates. Twelve leases representing approximately 529 acres of a total 3,400 acres, are due to expire in 1996.

         It is management's intention to take the required timely action to ensure that no terminations occur.
                                      F-8
4.       COMMON STOCK

         a)       Authorized Shares

                  10,000,000; issued and outstanding 5,844,560

         b)       Share Transactions:

                  During the year, the company had the following share transactions:

                  (I) A 1 for 10 reverse split of issued and outstanding shares.

                  (II) 5,500,000 shares were issued in exchange for all the issued and outstanding shares of ARXA USA Inc. The merger has been accounted for as a pooling of interest.

                  (III)    Issued during current year 37,670 shares.

                  (IV)     Cancellation of outstanding stock 544,446 shares.

                  (V)      Reissuance of 544,446 shares.

         c)       Warrants:

                  On August 9, 1995 the Company issued 2,000,000 stock purchase warrants which expire on August 9, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $0.001 per share at a purchase price of $2.00 per share.

                  On August 18, 1995 the company authorized the issuance of 1,650,000 stock purchase warrants which expire 180 days from date of issuance. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $0.001 per share at a purchase price of $5.00 per share.

                  No warrants have been exercised to date.

                                      F-9

5.       PREFERRED STOCK

         $1 par value, 5% cumulative, convertible at $1 per share; redeemable at $2 per share, plus arrears.

         a)       Authorized shares:  2,000,000; issued and outstanding 426,943

         b) During the year, the company had the following share transaction:

                  426,943 share issued in the restructuring of notes payable on January 15, 1996
                                      F-10

                                   SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 1996.

                                   ARXA INTERNATIONAL ENERGY, INC.

                                   By WILLIAM J BIPPUS, President and
                                      Chief Executive Officer

          Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                TITLE                                DATE


JOHN O. SCHOFIELD        Chairman of the Board                May 14, 1996

WILLIAM J. BIPPUS        President and Principal              May 14, 1996
                         Executive Officer

SAMMY FLESCHLER          Secretary and Treasurer              May 14, 1996

UMBERTO BROVEDANI        Director                             May 14, 1996

THOMAS ABATE             Director                             May 14, 1996

ROBERT LESLIE            Director                             May 14, 1996

GREGORY STEPHENS         Director                             May 14, 1996

                                 EXHIBIT INDEX

    EXHIBIT
      NO.           IDENTIFICATION OF EXHIBIT
    -------         -------------------------
     3.1(1)    Certificate of Incorporation

     3.2(1)    Bylaws

     4.1(2)    Designation of Series A Preferred Stock

     4.2(2)    Warrants for the purchase of the common stock of the Registrant.

     10.1(3) Major League Enterprises, Inc. Stock Exchange Agreement dated August 9, 1995, by and between Major League Enterprises, Inc. and the stockholders of ARXA USA, Inc.

     10.2(3) Consulting Services Agreement dated July 24, 1995, by and between ARXA USA, Inc. and Corporate Strategies, Inc.

     10.3(3) Pledge Agreement dated August 9, 1995, by and between Major League Enterprises, Inc. and Corporate Strategies, Inc.

     10.4(3) Power of Attorney executed by various stockholders of ARXA USA, Inc. and Major League Enterprises, Inc. In favor of Corporate Strategies, Inc. with respect to the Stock Exchange Agreement.

     10.5(3) ARXA USA, Inc. Non-Competition Agreement dated August 8, 1995, by and between ARXA USA, Inc. and Gregory Stephens.

     10.6(3) ARXA USA, Inc. Non-Competition Agreement dated August 8, 1995, by and between ARXA USA, Inc. and Duke Resources Corporation

     10.7(3) Non-Competition Promissory Note dated August 8, 1995, executed by ARXA USA, Inc. in favor of Gregory Stephens. . 10.8(3) Non-Competition Promissory Note dated August 8, 1995, executed by ARXA USA, Inc. in favor of Duke Resources Corporation.

     10.9(3) Promissory Note dated August 8, 1995, executed by ARXA USA, Inc. in favor of Duke Resources.

     10.10(3) Promissory Note dated August 8, 1995, executed by ARXA USA, Inc. in favor of Duke Resources.

     10.11(3) Escrow Agreement and Assignments of Oil and Gas Leases covering lands located in Billings County, North Dakota and Calhoun County, Michigan dated August 8,1995.

     10.12(4) Assignment of Oil and Gas Leases dated August 8, 1995, executed by Duke Resources Corporation in favor of ARXA USA, Inc. covering lands located in Calhoun county, Michigan.

     10.13(4) Assignment of Oil and Gas Leases dated August 8, 1995, executed by Duke Resources Corporation in favor of ARXA USA, Inc. covering lands located in Billing County, North Dakota.

     10.14(4) Employment Agreement dated August 9, 1995, but effective August 18, 1995, by and between the Registrant and William J. Bippus, the President of the Registrant.
- ------------
(1) Previously filed as an exhibit to the Company's Form 8-K/A dated September 29, 1995.

(2)  Filed herewith.

(3) Previously filed as an exhibit to the Company's Form 8-K dated August 23, 1995.

(4) Previously filed as an exhibit to the Company's Form 8-K/A dated September 14, 1995.