Form 10QSB
period 1995-04-30
ARXA INTERNATIONAL ENERGY INC
filed 1996-10-11
CIK 774415

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 -----------

                                 FORM 10-QSB
                                 -----------

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                FOR THE QUARTERLY PERIOD ENDED: APRIL 30,1995

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

      Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x ]

      As of April 30, 1996, there were 6,333,560 shares of Common Stock outstanding.

ARXA INTERNATIONAL ENERGY, INC.

INDEX
                                                         PAGE
PART 1-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS(UNAUDITED)

        BALANCE SHEETS AT APRIL 30, 1996 AND 1995         3

        STATEMENTS OF LOSS AND RETAINED DEFICIT
        FOR THE THREE MONTHS ENDED APRIL 30, 1996
        AND 1995                                          4

        STATEMENTS OF CASH FLOWS FOR THE THREE
          MONTHS ENDED APRIL 30, 1996 AND 1995            5

        NOTES TO FINANCIAL STATEMENTS                    6-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS.                                     9

SIGNATURES

                       ARXA INTERNATIONAL ENERGY, INC.
                    BALANCE SHEETS-APRIL 30, 1996 AND 1995
                                    ASSETS
                                 (UNAUDITED)

                                                        1996             1995
                                                    -----------       ---------
Current assets:
      Cash and cash equivalents                     $   333,994       $    --
                                                    -----------       ---------
                                                        333,994            --
                                                    -----------       ---------
Property and equipment:
     Oil and gas properties                             390,893            --
     Furniture and equipment                              5,812            --
                                                    -----------       ---------
                                                        396,704            --
Less accumulated depreciation                               133            --
                                                    -----------       ---------
                                                        396,571            --
                                                    -----------       ---------
Other assets:
    Organization costs, net                                 817            --
    Covenant not to compete, net                        149,787            --
    Deferred taxes                                         --              --
                                                    -----------       ---------
                                                                        150,604
                                                    $   881,170       $    --
                                                    ===========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade                        $    30,229       $    --
     Accrued expenses                                    44,300            --
     Notes payable, shareholders                        187,285            --
                                                    -----------       ---------
                                                        261,814            --
                                                    -----------       ---------
Shareholders' equity:
     Preferred stock                                    426,944
     Common stock                                         6,334             307
     Additional paid in capital                       1,653,561         976,732
      Retained deficit                               (1,467,484)       (977,039)
                                                    -----------       ---------
                                                        619,355            --
                                                    -----------       ---------
                                                    $   881,170       $    --
                                                    ===========       =========

               See accompanying notes to financial statements.

                       ARXA INTERNATIONAL ENERGY, INC.
                    STATEMENTS OF LOSS AND RETAINED DEFICITS
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                            (UNAUDITED-1ST QUARTER)

                                                    1996               1995
                                                 -----------        -----------
Revenues, interest income                        $     1,316        $      --
                                                 -----------        -----------
Costs and expenses:
General and administrative                            92,634               --
Depreciation and amortization                         30,074               --
Interest                                              25,421               --
                                                 -----------        -----------
                                                     148,129               --
                                                 -----------        -----------
Income taxes                                            --                 --
                                                 -----------        -----------
Net loss                                            (146,813)              --
Retained deficit, beginning                       (1,320,671)          (977,039)
                                                 -----------        -----------
Retained deficit, ending                         $(1,467,484)       $  (977,039)
                                                 ===========        ===========
Net loss per share                               $      (.02)       $      (Nil)
                                                 ===========        ===========
Weighted average number of
 shares outstanding                                6,333,560          3,078,900
                                                 ===========        ===========

                See accompanying notes to financial statements.

                        ARXA INTERNATIONAL ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                            (UNAUDITED-1ST QUARTER)

                                              1996         1995
Increases(decreases) in cash and temporary investments:

Cash flows from operating activities:
  Cash received from interest             $     1,316  $     -
  Cash paid to suppliers and employees    (   131,660)       -
  Interest paid                           (    25,420)       -
                                          -----------  -------
Net cash used by operating activities     (   155,764)       -
                                          -----------  -------
Cash flows used in investing activities:
  Payment of syndication costs                 13,500        -
  Purchase of property and equipment, net(     19,644)       -
Net cash used in investing activities    (     33,144)       -
                                         ------------  -------
Cash flows from financing activities:
  Sale of common stock                        488,500        -
                                         ------------  -------
Net cash provided by financing activities     488,500        -
                                         ------------  -------
Net increase in cash                          299,592        -
                                         ------------  -------
Cash, beginning                                34,402        -
                                         ------------  -------
Cash, ending                             $    333,994  $     -
                                         ============  =======

RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED USED IN OPERATIONS:
Net loss                                  $(  146,813) $     -
Adjustments to reconcile net loss
 to net cash used in operations:
  Depreciation and amortization                30,074        -
    (Increase) decrease in:
    Accounts payable                           15,528        -
    Accrued expenses                           23,497        -
                                          -----------  -------
Net cash used in operations               $(  155,764) $     -
                                          ===========  =======

                 See accompanying notes to financial statements.

                         ARXA INTERNATIONAL ENERGY, INC.
                         NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                            (UNAUDITED-1ST QUARTER)

1.  SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

ARXA International Energy, Inc.(the Company) is engaged in crude oil and natural gas exploration, development, and production. The
Company was inactive prior to August 8, 1995.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Companies consider all short-term securities purchased with a maturity of three months or less to be cash equivalents.

ORGANIZATION COSTS

Organization costs are amortized on a straight line basis over sixty months for both financial and income tax reporting purposes.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed by the straight-line methods for financial and federal income tax reporting over their useful lives which are generally five to seven years.

COVENANTS NOT TO COMPETE

Covenants not to compete are amortized on a straight line basis over two years for financial reporting purposes and fifteen years for income tax reporting purposes.


INCOME TAXES

Deferred income taxes are provided for temporary differences between financial statement and income tax reporting, principally from the recognition of tax loss carry forwards as a deferred tax asset. Because the utilization of the net operating loss carry forward cannot be determined at this time, the Company has provided a valuation allowance for the entire deferred tax asset in accordance with the provisions of Financial Accounting Standards Board No. 109 "Accounting for Income Taxes".

                        ARXA INTERNATIONAL ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                            (UNAUDITED-1ST QUARTER)

1.  SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
    (CONTINUED)

OIL AND GAS PROPERTIES

The Company accounts for its exploration and production activities under the successful efforts method of accounting. Under this method, oil and gas lease acquisitions costs are capitalized when incurred. Unproved properties are assessed on a property-by-property basis and any impairment in value is recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties. Lease rentals are expensed as incurred.

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

The Company amortizes capitalized costs, including gas gathering systems, using a unit-of-production method based on proved oil and gas reserves as estimated by independent petroleum engineers. Depreciation of other property, plant and equipment is computed using principally the straight-line method over estimated useful lives of three to thirty years.

NET LOSS PER COMMON SHARE

Net loss per common share is determined by dividing the weighted average number of common shares outstanding during the period into net loss. Common share equivalents in the form of warrants are excluded from the calculation since they have a anti-dilutive effect on per share calculation.

2. NOTES PAYABLE, SHAREHOLDERS

The Company entered into various oil and gas lease arrangements which were primarily funded through cash and issuance of notes to shareholders. These notes total $187,285, bear interest at eight percent and are due July, 1996. Theses notes are collateralized by all oil and gas leases.

                         ARXA INTERNATIONAL ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                             (UNAUDITED-1ST QUARTER)

3. COMMITMENTS AND CONTINGENCIES

The Companies leases corporate office space under a month to month agreement. Rent expense for the three months ended April, 1996 was $9,000.

4. SHAREHOLDERS' EQUITY

The Company has authorized 100,000,000 shares of common stock, par value $.001. During the three months ended April 30, 1996, the Company sold an additional 489,000 shares of common stock under the terms of a private placement. At April 30, 1996, the total outstanding shares of common stock totaled 6,333,560.

The Company has authorized 2,000,000 shares of preferred stock, $1 par value, 5% cumulative, convertible into $1 per common share; redeemable at $2 per share, plus arrears. At April 30, 1996, the total outstanding shares of preferred stock totaled 426,943.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS.

For the three month period ended April 30, 1996, the Company commenced oil and gas operations as well as continuing to sell its common stock under the terms of a private placement memorandum. The principal revenue generated was interest income. The Company is in the process of negociating a drilling contract for exploration of its Michigan prospects.

                         ARXA INTERNATIONAL ENERGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.

                         ARXA INTERNATIONAL ENERGY, INC.
                                  (Registrant)

Date: 10-10-96      By:/s/ WILLIAM J. BIPPUS
                           William J. Bippus
                           President

Date: 10-10-96      By:/s/ RICHARD R. ROYALL
                           Richard R. Royall
                           Chief Financial Officer