Form 10QSB/A
period 1996-04-30
ARXA INTERNATIONAL ENERGY INC
filed 1997-03-12
CIK 774415

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

                                 AMENDMENT No. 1

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 1996

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

                                -------------

      Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange
         Title of Each Class                        on which registered
         -------------------                       ---------------------
    Common Stock, $.001 par value             OTC / ELECTRONIC BULLETIN BOARD

      Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the
past 90 days. Yes [ ]    No [X]

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

                        ARXA INTERNATIONAL ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                            (UNAUDITED-1ST QUARTER)

                                              1996         1995
Increases(decreases) in cash and temporary investments:

Cash flows from operating activities:
  Cash received from interest             $     1,316  $     -
  Cash paid to suppliers and employees       (131,660)       -
  Interest paid                               (25,420)       -
                                          -----------  -------
Net cash used by operating activities        (155,764)       -
                                          -----------  -------
Cash flows used in investing activities:
  Payment of syndication costs                 13,500        -
  Purchase of property and equipment, net     (19,644)       -
Net cash used in investing activities         (33,144)       -
                                         ------------  -------
Cash flows from financing activities:
  Sale of common stock                        488,500        -
                                         ------------  -------
Net cash provided by financing activities     488,500        -
                                         ------------  -------
Net increase in cash                          299,592        -
                                         ------------  -------
Cash, beginning                                34,402        -
                                         ------------  -------
Cash, ending                             $    333,994  $     -
                                         ============  =======

RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED USED IN OPERATIONS:
Net loss                                 $   (146,813) $     -
Adjustments to reconcile net loss
 to net cash used in operations:
  Depreciation and amortization                30,074        -
    (Increase) decrease in:
    Accounts payable                           15,528        -
    Accrued expenses                           23,497        -
                                          -----------  -------
Net cash used in operations              $   (155,764) $     -
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