Form 10QSB
period 1996-07-31
ARXA INTERNATIONAL ENERGY INC
filed 1997-03-20
CIK 774415

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE QUARTERLY PERIOD ENDED: JULY 31,1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER: 2-99565

                         ARXA INTERNATIONAL ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                        13-3784149
           (State or other jurisdiction        (IRS Employer
         of incorporation or organization)   Identification No.)

                             1331 Lamar, Suite 1375
                              Houston, Texas 77010
          (Address of principal executive offices, including zip code)

                                 (713) 652-2792
              (Registrant's telephone number, including area code)
                                  -------------

         Securities registered under Section 12(b) of the Exchange Act:

          Name of Each Exchange        Title of Each Class on which Registered
     -------------------------------  ----------------------------------------
      Common Stock, $.001 par value       OTC / ELECTRONIC BULLETIN BOARD


      Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      As of July 31, 1996, there were 6,768,820 shares of Common Stock outstanding.

ARXA INTERNATIONAL ENERGY, INC.

INDEX

                                                        PAGE
PART 1-FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS(UNAUDITED)

        BALANCE SHEETS AT JULY 31, 1996 AND 1995         3

        STATEMENTS OF LOSS AND RETAINED DEFICIT
        FOR THE THREE AND SIX MONTHS ENDED
        JULY 31, 1996 AND 1995                           4

        STATEMENTS OF CASH FLOWS FOR THE THREE
        AND SIX MONTHS ENDED JULY 31, 1996 AND 1995      5

        NOTES TO FINANCIAL STATEMENTS                    6-8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS.                                    8


SIGNATURES

                         ARXA INTERNATIONAL ENERGY, INC.
                      BALANCE SHEETS-JULY 31, 1996 AND 1995
                                     ASSETS
                                   (UNAUDITED)

                                                       1996              1995
                                                    -----------       ---------
Current assets:
      Cash and cash equivalents ..............      $   319,931       $    --
      Other receivables ......................          195,000
                                                    -----------       ---------
                                                        514,931            --
                                                    -----------       ---------
Property and equipment:
     Oil and gas properties ..................          617,104            --
     Furniture and equipment .................            9,609            --
                                                    -----------       ---------
                                                        626,713            --
Less accumulated depreciation ................              234            --
                                                    -----------       ---------
                                                        626,479            --
                                                    -----------       ---------
Other assets:
    Organization costs, net ..................              771            --
    Covenant not to compete, net .............          119,830            --
    Deferred taxes ...........................             --              --
                                                    -----------       ---------
                                                        120,601            --
                                                    -----------       ---------
                                                    $ 1,262,011       $    --
                                                    ===========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade .................      $     9,685       $    --
     Accrued expenses ........................           57,495            --
     Notes payable, shareholders .............           79,770            --
                                                    -----------       ---------

                                                        146,950            --
                                                    -----------       ---------

Shareholders' equity:
     Preferred stock .........................          426,944            --
     Common stock ............................            6,769             307
     Additional paid in capital ..............        2,292,026         976,732
     Retained deficit ........................       (1,610,678)       (977,039)
                                                    -----------       ---------
                                                      1,115,061            --
                                                    -----------       ---------
                                                    $ 1,262,011       $    --
                                                    ===========       =========

               See accompanying notes to financial statements.

                         ARXA INTERNATIONAL ENERGY, INC.
                    STATEMENTS OF LOSS AND RETAINED DEFICITS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                   (UNAUDITED)


                                           Six        Three          Six and
                                          Months      Months          Three
                                          Ended       Ended           Months
                                                                      Ended
                                               July 31               July 31,
                                      --------------------------    -----------
                                         1996           1996           1995
                                      -----------    -----------    -----------
Revenues, interest income .........   $     6,991    $     5,674    $      --
                                      -----------    -----------    -----------

Costs and expenses:

Oil and gas costs .................        11,450         11,450           --
General and administrative ........       206,773         92,424           --
Depreciation and amortization .....        60,139         30,104           --
Interest ..........................         7,073          3,328           --
                                      -----------    -----------    -----------

                                          285,435        137,306           --
                                      -----------    -----------    -----------

Income taxes ......................          --             --             --
                                      -----------    -----------    -----------

Net loss ..........................      (278,444)      (131,632)          --
Retained deficit, beginning .......    (1,320,671)    (1,467,483)      (977,039)
                                      -----------    -----------    -----------

Dividends .........................       (11,563)       (11,563)          --
                                      -----------    -----------    -----------

Retained deficit, ending ..........   $(1,610,678)   $(1,610,678)   $  (977,039)
                                      ===========    ===========    ===========


Net loss per share ................   $      (.04)   $      (.02)        $(Nil)
                                      ===========    ===========    ===========
Weighted average number of
 shares outstanding ...............     6,335,012      6,666,638      3,078,900
                                      ===========    ===========    ===========

                See accompanying notes to financial statements.

                         ARXA INTERNATIONAL ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31 1996 AND 1995
                                   (UNAUDITED)

                                           Six Months Three Months Six and Three
                                             Ended      Ended         Ended
                                                        July 31
                                           ----------------------------------
                                              1996       1996         1995
                                           ---------   ---------    ---------
Increases(decreases) in cash
  and temporary investments:

Cash flows from operating activities:
  Cash received from interest ............ $   6,991   $   5,674    $    --
  Cash paid to suppliers and employees ...  (276,122)   (122,786)        --
  Interest paid ..........................    (7,073)     (3,328)        --
                                           ---------   ---------    ---------

Net cash used by operating activities ....  (276,204)   (120,440)        --
                                           ---------   ---------    ---------

Cash flows used in investing activities:
  Payment of syndication costs ...........   (27,000)    (13,500)        --
  Repayment of long-term debt ............  (107,515)   (107,515)        --
  Purchase of property and equipment, net   (249,653)   (230,009)        --
                                           ---------   ---------    ---------

Net cash used in investing activities ....  (384,168    (351,024)        --
                                           ---------   ---------    ---------

Cash flows from financing activities:
  Sale of common stock, net ..............   945,901     457,401         --
                                           ---------   ---------    ---------

Net cash provided by financing activities    945,901     457,401         --
                                           ---------   ---------    ---------

Net increase (decrease) in cash ..........   285,529     (14,063)        --
                                           ---------   ---------    ---------

Cash, beginning ..........................    34,402     209,609         --
                                           ---------   ---------    ---------

Cash, ending ............................. $ 319,931   $ 319,931    $    --
                                           =========   =========    =========



RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED USED IN OPERATIONS:



Net loss ................................. $(278,444)  $(131,631)   $    --
Adjustments to reconcile net loss
 to net cash used in operations:

  Depreciation and amortization ..........    60,139      30,104         --
    (Increase) decrease in:
    Accounts payable .....................    36,072      20,544         --
    Accrued expenses .....................    21,827      (1,631)        --
                                           ---------   ---------    ---------

Net cash used in operations .............. $(276,204)  $(120,440)   $    --
                                           =========   =========    =========

                 See accompanying notes to financial statements.

                         ARXA INTERNATIONAL ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                   (UNAUDITED)

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

                         ARXA INTERNATIONAL ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                   (UNAUDITED)

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

2. NOTES PAYABLE, SHAREHOLDERS

The Company entered into various oil and gas lease arrangements which were primarily funded through cash and issuance of $187,285 notes to shareholders. During the three months ended July, 1996, the Company repaid $107,515 of these notes. At July 31, 1996, the note balance totaled $79,770, bears interest at eight percent and is due on November 15, 1996. This note is collateralized by certain oil and gas leases.

                         ARXA INTERNATIONAL ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                   (UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES

The Companies leases corporate office space under a month to month agreement. Rent expense for the three and six months ended April and July, 1996 was $9,000 and $18,000, respectively.

4. SHAREHOLDERS' EQUITY

The Company has authorized 100,000,000 shares of common stock, par value $.001 of which 6,768,820 are issued and outstanding.

The Company has authorized 2,000,000 shares of preferred stock, $1 par value, 5% cumulative, convertible into 426,943 shares of common stock. At July 31, 1996, the issued and outstanding shares of preferred stock totaled 426,943.

On August 9, 1995, the Company issued 2,000,000 stock purchase warrants which expire on August 9, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share.

On August 18, 1995, the Company issued 393,302 stock purchase warrants which expire on March 1, 1997. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $5.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three and six months ended July 31, 1996, the Company commenced oil and gas operations as well as completing its offering of common stock under the terms of a private placement memorandum. The principal revenue generated was interest income. The Company drilled two exploratory wells in its Michigan properties and is evaluating the feasibility of completing these wells. Additionally, the Company is negotiating the acquisition of proved producing oil and gas properties and related lease acreage.

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

                                   ARXA INTERNATIONAL ENERGY, INC.
                                   (Registrant)

Date: 11-14-96      By: /s/ WILLIAM J. BIPPUS
                            William J. Bippus
                            President


Date: 11-14-96      By: /s/ RICHARD R. ROYALL
                            Richard R. Royall
                            Chief Financial Officer