Form 10QSB
period 1996-10-31
ARXA INTERNATIONAL ENERGY INC
filed 1997-04-21
CIK 774415

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 1996


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

      Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x ]

      As of October 31, 1996, there were 7,046,159 shares of Common Stock outstanding.

ARXA INTERNATIONAL ENERGY, INC.

INDEX

                                                                            PAGE
PART 1-FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS(UNAUDITED)

        BALANCE SHEETS AT OCTOBER 31, 1996 AND 1995 ........................   3

        STATEMENTS OF LOSS AND RETAINED DEFICIT
        FOR THE THREE AND NINE MONTHS ENDED
        OCTOBER 31, 1996 AND 1995 ..........................................   4

        STATEMENTS OF CASH FLOWS FOR THE THREE
        AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995 ....................   5

        NOTES TO FINANCIAL STATEMENTS ...................................... 6-8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS .......................................................   8

SIGNATURES

                         ARXA INTERNATIONAL ENERGY, INC.
                    BALANCE SHEETS-OCTOBER 31, 1996 AND 1995
                                     ASSETS
                                   (UNAUDITED)

                                                       1996             1995
                                                   -----------      -----------
Current assets:
      Cash and cash equivalents ..............     $    66,106      $    12,925
      Accounts receivable, trade .............           6,258             --
                                                   -----------      -----------
                                                        72,364           12,925
                                                   -----------      -----------
Property and equipment:
     Oil and gas properties ..................       1,540,889          376,380
     Furniture and equipment .................           9,609              217
                                                   -----------      -----------
                                                     1,150,498          376,597
Less accumulated depreciation ................           1,203             --
                                                   -----------      -----------
                                                     1,149,296          376,597
                                                   -----------      -----------
Other assets:
    Organization costs, net ..................             709              879
    Covenant not to compete, net .............          89,872          207,702
    Investment in pipeline partnership .......          20,000
    Deferred taxes ...........................            --               --
                                                   -----------      -----------
                                                       110,581          210,580
                                                   -----------      -----------
                                                   $ 1,332,241      $   600,102
                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade .................     $    18,889      $    47,282
     Accrued expenses ........................          74,321           11,443
     Current maturities, long-term debt ......          79,770          494,400
                                                   -----------      -----------
                                                       172,980          553,124
                                                   -----------      -----------
Long-term debt, net of current maturities ....            --            119,829
                                                   -----------      -----------

Shareholders' equity:
     Preferred stock .........................         426,944             --
     Common stock ............................           7,046            5,806
     Additional paid in capital ..............       2,915,748       (1,122,583)
     Retained deficit ........................      (2,190,477)      (1,201,240)
                                                   -----------      -----------
                                                     1,159,261          (72,851)
                                                   -----------      -----------
                                                   $ 1,332,241      $   600,102
                                                   ===========      ===========

               See accompanying notes to financial statements.

                         ARXA INTERNATIONAL ENERGY, INC.
                    STATEMENTS OF LOSS AND RETAINED DEFICITS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                   NINE           THREE          NINE          THREE
                                   MONTHS         MONTHS         MONTHS        MONTHS
                                   ENDED          ENDED          ENDED         ENDED
                                         OCTOBER 31                   OCTOBER 31
                                --------------------------    --------------------------
                                    1996           1996           1995           1995
                                -----------    -----------    -----------    -----------
Revenues, oil and gas .......   $     4,866    $     4,866    $      --      $      --
                                -----------    -----------    -----------    -----------
Operating costs and expenses:
Production expenses .........         2,168          2,167           --             --
Exploration costs ...........       458,660        447,210           --             --
Depreciation, depletion
 and amortization ...........        91,111         30,972         30,003         30,003
General and administrative ..       313,490         95,155        194,198        194,198
                                -----------    -----------    -----------    -----------
  Total .....................       865,429        575,504        224,201        224,201
                                -----------    -----------    -----------    -----------
Operating loss ..............      (860,563)      (570,638)      (224,201)      (224,201)
                                -----------    -----------    -----------    -----------
Other income(expense):
Interest income .............        11,002          4,011           --             --
Interest expense ............        (8,682)        (1,609)          --             --
                                -----------    -----------    -----------    -----------
                                      2,320          2,402           --             --
                                -----------    -----------    -----------    -----------
Income taxes ................          --             --             --             --
                                -----------    -----------    -----------    -----------
Net loss ....................      (858,243)      (568,236)      (224,201)      (224,201)
Retained deficit, beginning .    (1,320,671)    (1,610,678)      (977,039)       977,039)
Dividends ...................       (11,563)       (11,563)          --             --
                                -----------    -----------    -----------    -----------

Retained deficit, ending ....   $(2,190,477)   $(2,190,476)   $(1,201,240)   $(1,201,240)
                                ===========    ===========    ===========    ===========
Net loss per share ..........   $      (.12)   $      (.08)   $      (.04)   $      (.04)
                                ===========    ===========    ===========    ===========
Weighted average number of
shares outstanding ..........     7,209,903      7,209,903      5,806,890      5,806,890
                                ===========    ===========    ===========    ===========

                See accompanying notes to financial statements.

                         ARXA INTERNATIONAL ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                             NINE        THREE        NINE AND
                                             MONTHS      MONTHS     THREE MONTHS
                                             ENDED       ENDED          ENDED
                                                 OCTOBER 31           OCTOBER 31
                                          ------------------------    ---------
                                             1996           1996         1995
                                          -----------    ---------    ---------
Increases(decreases) in cash and
  temporary investments:

Cash flows from operating activities:
  Cash received from interest ..........  $    11,002        5,989    $    --
  Cash paid to suppliers and employees .     (312,269)     (98,142)    (165,000)
  Interest paid ........................       (8,682)      (1,601)        --
                                          -----------    ---------    ---------
Net cash used by operating activities ..     (309,949)     (93,754)    (165,000)
                                          -----------    ---------    ---------
Cash flows used in investing activities:
  Payment of dividends .................      (11,562)     (11,562)        --
  Payment of syndication costs .........      (27,000)        --           --
  Repayment of long-term debt ..........     (107,515)        --           --
  Purchase of property and equipment,net   (1,082,170)    (772,508)    (587,000)
                                          -----------    ---------    ---------
Net cash used in investing activities ..   (1,228,247)    (784,070)    (587,000)
                                          -----------    ---------    ---------
Cash flows from financing activities:
  Issuance of long-term debt ...........         --           --        614,000
  Sale of common stock .................    1,569,900      623,999      151,000
                                          -----------    ---------    ---------
Net cash provided by financing .........    1,569,900      623,999      765,000
                                          -----------    ---------    ---------
Net increase (decrease) in cash ........       31,704     (253,825)      13,000
                                          -----------    ---------    ---------
Cash, beginning ........................       34,402      319,931         --
                                          -----------    ---------    ---------
Cash, ending ...........................  $    66,106    $  66,106    $  13,000
                                          ===========    =========    =========
RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED USED IN OPERATIONS:

Net loss ...............................  $  (858,243)   $(568,236)   $(224,000)
Adjustments to reconcile net loss
 to net cash used in operations:
  Loss on disposition of oil and gas
   properties ..........................      487,054      487,054         --
  Depreciation and amortization ........       91,111       30,972         --
    (Increase) decrease in:
    Accounts receivable ................       (6,258)      (6,258)        --
    Accounts payable ...................       26,867        9,205      (48,000)
    Accrued expenses ...................       (6,254)      28,081      (11,000)
                                          -----------    ---------    ---------
Net cash used in operations ............  $  (306,949)   $ (93,754)   $(165,000)
                                          ===========    =========    =========

                 See accompanying notes to financial statements.

                         ARXA INTERNATIONAL ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (UNAUDITED)


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

                         ARXA INTERNATIONAL ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1996
                                   (UNAUDITED)

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

2. NOTES PAYABLE, SHAREHOLDERS

The Company entered into various oil and gas lease arrangements which were primarily funded through cash and issuance of notes to shareholders. These notes total $79,770, bear interest at eight percent and are due January, 1997. These notes are collateralized by certain oil and gas leases in Michigan and North Dakota.

                         ARXA INTERNATIONAL ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1996
                                   (UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES

The Companies leases corporate office space under a month to month agreement. Rent expense for the nine months ended October, 1996 was $27,000.

4. SHAREHOLDERS' EQUITY

The Company has authorized 100,000,000 shares of common stock, par value $.001.

The Company has authorized 2,000,000 shares of preferred stock, $1 par value, 5% cumulative, convertible into $1 per common share; redeemable at $2 per share, plus arrears. At October 31, 1996, the total outstanding shares of preferred stock totaled 426,943.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


For the three and nine months ended October 31, 1996, the Company acquired interests in producing and exploration acreage within the United States, commenced oil and gas operations in Texas and Louisiana, and evaluated Company acreage in Michigan. The principal revenues were from the sale of oil and gas and interest income. The Company is evaluating acquisition of additional producing oil and gas properties.


In Michigan the Company plugged and abandoned two exploratory wells it drilled on Company leases after determining from electric logs the wells contained non-commercial quantities of gas. Subsequently on November 20th, 1996 the Company signed an agreement with Murphy Oil, a private oil company located in Los Angeles California, in which Murphy will earn 50% of the Company's Michigan acreage on a checkerboard arrangement upon drilling an exploration well in the area. The Company will pay no cost for drilling the well and receive no revenue if the well is successful. The Company will interpret the results of the well to determine whether or not additional potential exists in the area. The Company has yet to receive notice from Murphy of the intended drilling date for the well. As a result of expenditures for the two dry holes and expiration of a portion of the leases in Michigan the Company reported a write down of $487,054 for the period ended October 31 on the Michigan properties.

On October 1, 1996 the Company acquired a 2% working interest in 19 producing oil and gas wells located in Lavaca County, Texas for $458,171. The acquisition includes a 2% working interest in a 30,000 acre exploitation area in West Sandy Creek, a nearby area known as West Lavaca River, the associated 3D seismic data, and the West Sandy Creek pipeline system within the acreage. The Company plans to participate in the drilling of approximately 30 wells in the area during the next 12 months. The Company is evaluating the option it has to acquire an additional 8% interest in the West Sandy Creek Area.

The Company acquired from Integrity Financial of Los Angeles California a 50% interest in a gas field development program located in Emery County, Utah, with preferential rights to acquire an interest in approximately 8,000 additional acres held by Integrity. In exchange for the interest in the Company paid Integrity 277,333 shares of Company restricted common stock valued at $623,999. The 600 acre acquisition includes the #12-17 Federal Well which tested 1.9 Mmcf/d (million cubic feet per day) of gas from a depth of 2,579 feet during a flow test. The test zone is estimated to contain 0.945 Bcf (billion cubic feet) of proven reserves. Interpretation of conventional electric logs indicates a second zone at a depth of 2,478 feet that is estimated to contain an additional 1 Bcf of probable reserves. The well is suspended, waiting on completion. On November 5th, 1996 the Company paid Integrity an additional 260,000 shares of Company restricted common valued at approximately $520,000 in exchange for a 50% interest in the additional acreage. The area contains numerous gas discoveries, and the Company is evaluating the best method to develop the property.

On October 29, 1996 the Company paid $57,000 for a 10% working interest in approximately

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

146 acres known as the Northwest Hackberry and West Hackberry producing areas of Cameron Parish. The interest was acquired from Rio Bravo Exploration, a private oil and gas company located in Houston, Texas. The area is currently producing approximately 30 barrels of oil per day from 3 wells, but is expected to increase the Hansen #3 well drilled and completed in early 1997 reaches maximum producing rates. The effective date of this agreement was November 1, 1996 and consequently revenue from this area will be generated in the next quarters financial statement.

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