Form 10KSB
period 1997-01-31
ARXA INTERNATIONAL ENERGY INC
filed 1997-05-19
CIK 774415

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 -----------

                                 FORM 10-KSB
                                 -----------

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED: JANUARY 31, 1997


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


      Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenues for the year ended January 31, 1997 were $31,023. The aggregate market value of Common Stock held by non-affiliates of the registrant at May 14, 1997, based upon the last reported sales prices on OTC Electronic Bulletin Board, was $14,494,746. As of May 14, 1997, there were 7,481,159 shares of Common Stock outstanding.

      This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

                     Documents Incorporated By Reference:

      Items 9,10,11, and 12 of Part III from the Proxy Statement for The Annual Meeting dated August 1997 to be filed with the SEC within 120 days of the end of the most recent fiscal year.
================================================================================

                              TABLE OF CONTENTS

TABLE OF CONTENTS.........................................................Page 2

PART I....................................................................Page 4

ITEMS   1 & 2 BUSINESS AND PROPERTIES.....................................Page 4
        INTRODUCTION......................................................Page 4
        CERTAIN DEFINITIONS...............................................Page 4
        BACKGROUND........................................................Page 4
        BUSINESS STRATEGY OF THE COMPANY..................................Page 5
        DEVELOPMENT ACTIVITIES............................................Page 5
        Lavaca County, Texas..............................................Page 5
        Cameron Parish, Louisiana.........................................Page 6
        Emery County, Utah................................................Page 6
        RESERVES..........................................................Page 7
        EXPLORATION ACTIVITIES............................................Page 7
        Walnut Point Prospect, Michigan...................................Page 7
        Whitetail Creek Prospect, North Dakota............................Page 8
        Jorf Permit, Tunisia, North Africa................................Page 8
        Other International Areas.........................................Page 8
        Future Areas......................................................Page 8
        CURRENT MARKETS FOR OIL AND GAS...................................Page 8
        OTHER BUSINESS MATTERS............................................Page 8
        PRICES OF OIL AND GAS QUITE UNSTABLE..............................Page 8
        ENVIRONMENTAL HAZARDS AND LIABILITIES.............................Page 9
        COMPETITION, MARKETS AND REGULATIONS..............................Page 9
        LEASEHOLD DEFECTS.................................................Page 9
        HAZARDS AND DELAYS................................................Page 9
        DRILLING POLICY..................................................Page 10
        ACQUISITION OF UNDEVELOPED PROSPECTS.............................Page 10
        DRILLING AND COMPLETION PHASE....................................Page 10
        GENERAL..........................................................Page 10
        GAS PIPELINE AND TRANSMISSION....................................Page 10
        SALE OF PRODUCTION...............................................Page 11
        JOINT OPERATING AGREEMENTS.......................................Page 11
        PRODUCTION PHASE OF OPERATIONS...................................Page 12
        GENERAL..........................................................Page 12
        EXPENDITURE OF PRODUCTION REVENUES...............................Page 12
        INSURANCE........................................................Page 12
        COMPETITION......................................................Page 12
        ENVIRONMENTAL REGULATION.........................................Page 12
        EMPLOYEES........................................................Page 13
        FACILITIES.......................................................Page 13

ITEM 3. LEGAL PROCEEDINGS................................................Page 13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............Page 13

PART II..................................................................Page 13

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS..........................................................Page 13
        Sale by the Company of Unregistered Securities...................Page 14

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS........................................Page 14
        SELECTED FINANCIAL INFORMATION...................................Page 14
        RESULTS OF OPERATIONS............................................Page 15
        REVENUES.........................................................Page 15
        COST AND EXPENSES................................................Page 15
        GENERAL AND ADMINISTRATIVE EXPENSES..............................Page 15
        LIQUIDITY AND CAPITAL RESOURCES..................................Page 15

ITEM 7. FINANCIAL STATEMENTS.............................................Page 16

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE.........................................Page 16

PART III.................................................................Page 16

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................Page 16

ITEM 10. EXECUTIVE COMPENSATION..........................................Page 16

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT..................................................Page 16

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................Page 16

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................Page 16

INDEX TO FINANCIAL STATEMENTS.......................................(F1) Page 17

SIGNATURES...............................................................Page 34

EXHIBIT INDEX............................................................Page 35

                                     PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES

INTRODUCTION

      ARXA International Energy, Inc. ("ARXA" or "Company") is an independent oil and gas company engaged in the acquisition, exploration, and exploitation of oil and gas properties located primarily in the United States. Formerly named Major League Enterprises, Inc., the Company was organized as a Delaware Corporation in 1995 and commenced operations during 1996, the most significant of which occurred late in 1996. Since 1995 when the present management group acquired control, the Company initiated a selective exploration, acquisition and development drilling program, the most significant of which occurred after October 1, 1996 and resulted in the acquisition of estimated proved reserves of 143,399 BOE as of January 31, 1997.

      The Company's corporate headquarters are located at 1331 Lamar, Suite 1375, Houston, Texas 77010. ARXA International Energy, Inc. and its wholly-owned subsidiary ARXA USA, Inc. are collectively described herein as the "Company" or "ARXA".

      The Company's operations have been focused in South Texas, South Louisiana, Central Utah, Southern Michigan, and the Williston Basin of North Dakota. Based on the estimates of independent petroleum engineers, the Company had total proved reserves of 143,399 BOE consisting of 25,732 Bbls of crude oil and 706 MMcf of natural gas as of January 31, 1997. The Company's present value of estimated future net cash flows before income taxes from its total proved reserves (the "pre-tax SEC 10 value") was $1,194,713 at January 31, 1997. Approximately 73% of this was attributable to net proved reserves located in Company operated South Last Chance gas field in Emery County Utah ( the "Utah Properties").

      The Company is actively engaged in drilling, developing and producing oil and gas on its existing acreage in Texas and Louisiana. In Utah the Company is in the initial stage of preparing a development plan for its properties. On November 20, 1996 the Company entered into an agreement with a private company to drill a well that will evaluate the hydrocarbon potential of the Company's acreage in Michigan. The Company plans to farm out all or part of its interest in its North Dakota acreage to evaluate the potential there. The Company has identified additional oil and gas related business opportunities in North America and continues to review international opportunities.

CERTAIN DEFINITIONS

      As used herein, the following terms have the specific meanings set out:
"Bbl" means barrel. " MBbl" means thousand barrels. "MMBbl" means million barrels. "Mcf" means thousand cubic feet. "MMcf" means million cubic feet. "Bcf" means billion cubic feet. "BOE" means barrel of oil equivalent. "MBOE" means thousand barrels of oil equivalent and "MMBOE" means million barrels of oil equivalent. Natural gas volumes are converted to barrels of oil equivalent using the ratio of 6.0 Mcf of natural gas to 1 barrel of crude oil. Unless otherwise indicated, natural gas volumes are stated at the official temperature and pressure basis of the area in which the reserves are located. "Btu" means British Thermal unit. "Replacement cost" refers to a fraction, of which the numerator is equal to the costs incurred by the Company for property acquisition, exploration and development and of which the denominator is equal to proved reserve additions from extensions, discoveries, improved recovery, acquisitions and revisions of previous estimates. "Improved recovery," "enhanced oil recovery" and "EOR" include all methods of supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, such as water floods, cyclic steam, steam drive and CO2 (carbon dioxide) injection and fireflood projects. "Heavy oil" is low gravity, high viscosity crude oil. "Pre-tax SEC 10 Value" refers to pre-tax present value, discounted at 10%, of the estimated future net revenues based on constant prices in effect at year-end ("Discounted Cash Flow").

BACKGROUND

      The Company is engaged in the business of acquiring properties for the exploration and development of oil and gas, including conventional lease acquisitions, participation in ventures involving other oil and gas companies and investors, and farmins from other producers. The Company has acquired working interests and leases to explore for, develop and produce crude oil and natural gas reserves in areas near where hydrocarbons have been proven to exist, primarily in Texas, Louisiana, Utah, Michigan, and North Dakota. However, the Company may conduct operations in such other locations as it shall deem advisable.

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

      In this dynamic environment, the Company believes that three trends became evident: (i) profitable exploitation and development projects with reserves of up to several hundred million barrels equivalent exist because major oil companies require projects with large reserves in excess of several hundred million barrels; (ii)several developing countries have privatized state owned oil companies creating international opportunities for production acquisition and joint service contract opportunities; and (iii) oil prices, while still volatile, appear to be on an upward trend.

BUSINESS STRATEGY OF THE COMPANY

      The Company's business strategies are to increase its cash flow and hydrocarbon reserve asset base as economically as possible by:

      o Developing existing reserves and exploring for additional reserves on its Lavaca County, Texas and Cameron Parish Louisiana properties utilizing 3D seismic data and current technology to reduce risks associated with development and exploration drilling;

      o Developing its South Last Chance gas field through completing existing wells, technical evaluation and additional drilling;

      o Using existing proven reserves and cash flow to obtain capital to finance oil and gas property acquisitions through agreements with experienced and knowledgeable partners, primarily focusing on onshore Texas and Louisiana;

      o Farming out or seeking industry partners in higher risk exploration areas including the Company's
            Michigan and North Dakota properties;

      o Focusing on domestic opportunities considered to have profit potential or capable of contributing substantial cash flow, or low risk exploitation and development opportunities in international areas.

      In May 1997 the Company engaged a group of investment bankers to advise and assist in the financing of the Company's current and proposed activities. The Company is continuing to conduct its business without regard to the potential outcome of this process.

DEVELOPMENT ACTIVITIES

      LAVACA COUNTY, TEXAS. In October 1996, the Company acquired from Moose Oil and Gas, Co. a 2% interest in the West Sandy Creek Producing area, the West Sandy Creek Limited Partnership pipeline gathering system, and the West Lavaca River exploitation area. Hydrocarbons are produced at West Sandy Creek from multiple pay zones at depths ranging from 1,800 feet to 5,600 feet. At the time of the acquisition the West Sandy Creek development area produced primarily gas with a Btu content of approximately 1,000 Btu and minor amounts of crude oil. The Company received an average of $3.78 per Mcf of gas and $23.88 per Barrel of crude oil produced from the properties during January 1996.

      On January 31, 1997, West Sandy Creek had fourteen net productive wells with average net production of approximately 1,452 Mcf of gas per month and 32 Bbls of oil per month. Estimated net proved reserves attributable to the interests acquired by the Company in the West Sandy Creek properties are 54 MMcf of natural gas and 514 Bbls of crude oil, or a total of 9,514 BOE with a pre-tax SEC 10 value of $120,337. Engineering studies are in progress to estimate proven undeveloped and possible reserves for the area. Since the acquisition in October 1996, the Company, in conjunction with the operator of the properties, has drilled five wells on West Sandy Creek and expects to drill an additional fifteen wells in the next two years. The Company believes production from this area can be increased from formations 5,600' deep or less. The Company also plans to test objectives below 10,000 feet in depth estimated to have large reserve potential. The Company has an option to acquire additional interest in this area, and is evaluating if exercising this option is in the best interest of the Company.

      On the previously undeveloped West Lavaca River properties, the Company, in conjunction with the operator, drilled two successful shallow wells as of January 1, 1997. As of May 1, 1997 the Company drilled three additional successful shallow wells on the properties. The successful drilling program in this area, like that in the Company's West Sandy Creek area, is due largely to the use of 3D seismic data as a primary tool for locating wells. The Company plans to participate in the drilling of thirty additional wells over the next two years on the West Lavaca River properties. As of May 1, 1997, the first two wells discovered in West Lavaca River started producing gas and work is in progress to start production from the 3 additional discoveries in the area. Estimated net proved reserves attributable to the interests in the initial two discovery wells in the West Lavaca River properties are 6 MMcf of natural gas, or a total of 1,000 BOE and a pre-tax SEC 10 value of $14,508. Engineering studies are in progress to estimate proven undeveloped reserves for the three additional shallow discoveries. Based on the Company's current success it estimates cash flow and pre-tax SEC 10 values for West Lavaca River will increase significantly during the coming year.

      In line with the Company's objective of acquiring properties with significant development potential the Company acquired the interest in the West Sandy Creek properties and the West Lavaca River properties because of the existing cash flow and estimates of undeveloped reserve potential in the properties. In addition to the multiple, shallow pay zones that produce oil and gas in West Sandy Creek and now in West Lavaca River, the Company estimated large reserves might be found in the deeper Wilcox interval at depths estimated at 10,000 to 15,000 feet. In March 1997, the Company in conjunction with the operator drilled the Smothers #1 well to a total depth of 13,000 feet. The operator reports that interpretation of conventional well logs indicates multiple pay zones were encountered. During April 1997, heavy rain and severe flooding in the area interrupted the production testing of this zone and forced the rig crew to be evacuated from the well site by helicopter. No injuries were reported and testing of the well is scheduled to recommence by the end of May 1997. The Company will estimate proven reserves in the well when production testing is complete. The Company plans to drill three more deep wells in the West Sandy Creek and West Lavaca River properties by the end of 1997.

      CAMERON PARISH, LOUISIANA. In October 1996, the Company acquired from Rio Bravo Exploration and Production Company a 10% interest in the Northwest Hackberry producing area and the West Hackberry Field. At the time of the acquisition there was no production from the properties. The Company, in conjunction with the operator re-entered and completed two previously drilled wells. An attempt to re-complete a third well was abandoned after recovering only minor amounts of hydrocarbons.

      In 1989 a previous operator drilled the Hansen #2A well that found, cored and tested a new 50 foot oil bearing sand that could not be completed due to mechanical problems. In December 1996 the Company in conjunction with the operator drilled the Hansen #3 well near the Hansen #2A location and found oil in two separate zones. The lower of the two zones at 4,170 was initially production tested. After producing an average of 10 Bbls of oil per day the decision was made to seal off the lower zone and complete the well in the upper zone. As of May 1, 1997 the upper zone is producing 13 Bbls of oil per day. The Company and the operator attribute the poor production rates of the well to be the result of formation damage. The operator is preparing a recommendation for additional work to enhance production from this well.

      As of January 31, 1997 the Company's daily production from these properties from two wells (Hansen #3 was not yet producing at a stabilized rate) increased to 58 Bbls per month. The Company's net proved reserves from the Hackberry properties were 25,218 Bbls at January 31, 1997, with a Pre-tax SEC 10 Value of $187,210. The Company plans additional work to increase production from existing wells and drilling additional wells over the next two years.

      EMERY COUNTY, UTAH. In October and November 1996, the Company acquired from Integrity Financial an approximate 50% interest in the South Last Chance Gas field, located in Emery County, Utah. Estimated net proved reserves attributable to the interest acquired by the Company in the South
Last Chance field is 644 MMcf of gas and a pre-tax SEC 10 value of $869,047.

      The Company plans to complete the #12-17 Federal Well that was tested at a rate of 1.9 MMcf per day of gas from a depth of 2,579 feet during a production flow test. The test zone is estimated to contain 470 MMcf of gas.

Interpretation of conventional electric logs indicates a second zone at a depth of 2,478 feet that is estimated to contain an additional 530 MMcf of behind pipe gas reserves. The well is currently suspended, waiting on completion. Nine wells in the area, including additional wells on Company acreage, have tested gas or have indications from interpretation of conventional electric logs that gas bearing formations exist in the wells. The wells, many of which were drilled between 1930 and 1980, were not developed because gas did not represent a commercially viable commodity in the area. The Ramsey 1-X well drilled on the field in the 1930's was flow tested by the United States Geological survey in 1945 at rates exceeding 30 MMcf of gas per day but was later plugged and abandoned. The Last Chance Gas Field is potentially a large gas field that may contain considerable gas reserves. Initial production of the #12-17 well will allow the Company to more accurately compute reserves and develop the field with the cash flow from production. ARXA and Integrity are studying the feasibility of developing the #12-17 Federal well by installing portable LNG (liquified natural gas) facilities capable of processing 50,000 gals of LNG per day or by conventional pipeline production methods.

RESERVES

      The Company's independent reserve engineers (R.A. Lenser&Associates, Inc. of Houston, Texas) prepared the estimates of the proved reserves and the future net cash flows (and present value thereof) attributable to such reserves. Reserves are estimated using oil and gas prices and production and development costs in effect January 31, 1997 of each year, without escalation, and were otherwise prepared in accordance with Securities and Exchange Commission ("SEC") regulations regarding disclosure of oil and gas reserve information. There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company and the reserve engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve or cash flow estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors, such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors, such as an increase or decrease in product prices that renders production of such reserves more or less economic, may justify revision of such estimates. Accordingly, reserve estimates are different from the quantities of oil and gas that are ultimately recovered. The Company has not filed any reports with other federal agencies which contain an estimate of total proved net oil and gas reserves.

      As of January 31, 1997 the Company's estimated proved reserves totaled 25,735 barrels of oil and 706 MMcf of natural gas, with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on constant prices in effect at year-end ("Discounted Cash Flow") of $1,194,713.

EXPLORATION ACTIVITIES

      Over the last year the Company shifted the core focus of its operations from international ventures to domestic ventures with the objective of increasing cash flow and reserves as economically as possible. Although the Company intends to continue screening international opportunities, it believes the most efficient way to build shareholder value is by focusing on domestic acquisitions, primarily in South Texas and Louisiana. The Company will manage its economic and exploration risks by:

      o Reducing exploration risks by drilling multi-pay prospects that combine shallow low risk zones previously proven to produce in the area with deeper potential target zones;

      o Generating prospects using computer assisted exploration technology and 3-D seismic data;

      o Focusing on prospects in areas where the Company or its partners have expertise.

      The following sets forth a brief summary of each exploration project that the Company has in progress. This discussion only includes prospects on which the Company has acquired or attempted to acquire substantial leasehold interests.

      WALNUT POINT PROSPECT, MICHIGAN. The Company has approximately 2,073 acres under lease in Calhoun County, Michigan as of May 1, 1997. Two unsuccessful wells were drilled on the acreage during May 1996 after which management elected to farm out the acreage to minimize additional financial risk. On November 19, 1996 the Board of Directors approved an agreement with Murphy Oil Corporation whereby Murphy would be assigned alternate eighty acre tracts upon drilling a test well to a depth sufficient to adequately test the Trenton/Black River formation. Murphy signed the agreement on November 20, 1996 but has yet to notify the Company of his intent to drill a well. The Company will interpret the results of Murphy's well to evaluate the potential of its acreage.

      WHITETAIL CREEK PROSPECT, NORTH DAKOTA. The Company currently has 800 gross undeveloped leasehold acres in the Williston Basin, located in Billings County, North Dakota. In the opinion of management, the Whitetail Creek Prospect can be evaluated with one or two wells drilled to a depth of 12,000 feet. The Company is offering this property to industry partners for farm out, and will retain a working or carried interest in the properties.

      JORF PERMIT, TUNISIA, NORTH AFRICA. In early 1996 the Company had an option to acquire up to a 20% interest in the Jorf Reconnaissance Permit, Tunisia, North Africa from Rigo Oil and Gas Ltd, Houston, subject to the approval of ETAP, the Tunisian national oil Company. Unfortunately ETAP rejected the participation of ARXA in favor of the participation of a major oil company. Rigo Oil offered the Company an alternative proposal to acquire an interest in Jorf and additional areas in lieu of the original agreement. The Company is evaluating the proposal, but has yet to determine if it is in the best interest of the Company to participate in the proposal.

      OTHER INTERNATIONAL AREAS. During the past year the Company reviewed and negotiated participation in international oil field development programs located in the Neuquen Basin of Argentina and the Santa Elena Peninsula of Equador. Both areas had existing wells that penetrated multiple shallow pay zones and produced or were capable of producing hydrocarbons. The proposed areas had additional exploration potential in the existing acreage and in deeper formations. The Company completed technical and economic appraisals of the areas and attempted to negotiate final acquisition contracts contingent on the Company securing financing necessary to complete the agreements. The Company was forced to abandon its attempts to acquire an interest in the properties when it was unable to secure the necessary financing for the projects.

      FUTURE AREAS.   In the opinion of management, numerous domestic and
international opportunities are available as a result of downsizing by the major oil companies and the consolidation that has occurred in the oil industry over the last 15 years. Management is reviewing acquisition of existing oil and gas production and international exploration and development projects. The Company will proceed with new ventures only after a thorough technical and economic review of the project and the opinion of the Board of Directors that such activities are in the best interest of the Company. The Company has identified and negotiated such areas in the past, but has been unable to acquire the areas because of lack of financing. In April the Company engaged an investment group to assist in securing financing in the future. There is no guarantee the investment group will be able to secure financing for future projects and the Company is continuing to conduct its business without regard to the potential outcome of this process.

      Management reserves the right to conduct operations in such other locations and/or to such other formations as it shall, in its sole and absolute discretion, deems advisable, provided that such locations and/or formations are, in management's opinion, of generally comparable quality and character to those described herein.

CURRENT MARKETS FOR OIL AND GAS

      The future revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and gas. For the last several years, prices of these products have reflected a worldwide surplus of supply over demand. The price received by the Company for its crude oil and natural gas will depend upon numerous factors, the majority of which are beyond the Company's control, including economic conditions in the United States and elsewhere, the world political situation as it effects OPEC, the Middle East (including the current embargo of Iraqi crude oil from worldwide markets and other producing countries), the actions of OPEC and governmental regulation. The fluctuation in world oil prices continues to reflect market uncertainty regarding OPEC's ability to control member country production and underlying concern about the balance of world demand for and supply of oil and gas. Decreases in the prices of oil and gas have had, and could have in the future, an adverse effect on the Company's development and exploration programs, proved reserves, revenues, profitability and cash flow.

OTHER BUSINESS MATTERS

PRICES OF OIL AND GAS QUITE UNSTABLE

      Global economic conditions, political conditions, variations in weather conditions, energy conservation, and other factors contribute to unstable prices. Between October 1996 when the Company established hydrocarbon production revenue and March of 1997 the Company sold its produced gas at prices ranging from a low of $1.67 per Mcf and a high of $3.80 per Mcf. Similarly, the Company sold the oil it produced at prices ranging from $20.87 per barrel to $23.72 per barrel. Oil and gas prices rose sharply in late 1996 and fell just as sharply in early 1997. It is not possible to predict if prices will increase or decrease in the future. An increase in crude prices would have a beneficial effect on the Company while a decrease in crude prices would adversely affect the Company and the stockholders. Prices for both oil and gas are likely to remain volatile.

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

COMPETITION, MARKETS AND REGULATIONS

      The Company is expected to encounter strong competition from many other potential producers of oil and gas, including many which possess larger staffs and greater financial resources, in acquiring economically desirable properties. Many external factors beyond the Company's control will determine the prices obtainable for the Company's oil and gas production. Oil and gas production is subject to significant governmental regulation, including regulations fixing rates of production and the maximum sales price of some categories of natural gas, and it is possible that these regulations pertaining to pricing and rates of production could become more pervasive and stringent in the future. The Company faces competition in all aspects of its business, including, but not limited to, acquiring reserves, leases, licenses and concessions; obtaining goods, services and labor needed to conduct its operations and manage the Company; and marketing its oil and gas. The Company's competitors include multinational energy companies, government-owned oil and gas companies, other independent producers and individual producers and operators. The Company believes that its competitive position is affected by price, its technical capabilities, and ready access to markets for production. Many competitors have greater financial and other resources than the Company, more favorable exploration prospects and ready access to more favorable markets for their production. The Company believes that the well-defined nature of its exploration and development programs and its experienced management may give it a competitive advantage over other competitors.

LEASEHOLD DEFECTS

      The Company attempts to obtain its interests in producing properties with a general warranty of title. In many instances, title opinions may not be obtained if in management's discretion it would be uneconomical or impractical to do so. This increases the possible risk of loss and could result in total loss of properties purchased. Furthermore, in certain instances management may determine to purchase properties even though certain technical title defects exist, if it believes it to be in the best interests of the Company.

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

DRILLING POLICY

      The Company operates wells in areas where management is of the opinion it is in the best interest of the Company to do so. As operator, it will be responsible for all operational functions, including drilling, development, testing, and completion and equipping wells, production pumping and the sale of oil and gas production. It is anticipated the Company will conduct development drilling on the properties it acquires to enhance production and will engage in exploratory drilling activity.

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

ACQUISITION OF UNDEVELOPED PROSPECTS

      Management will select undeveloped prospects which will be acquired by the Company at the lesser of cost or fair market value. Depending on its attributes, a prospect may be characterized as an "exploratory" or "development" site. Generally speaking, exploratory drilling involves the conduct of drilling operations in search of a new and yet undiscovered pool of oil and gas (or, alternatively, drilling within a discovered pool with the goal of greatly extending the limits of such pool), whereas development drilling involves drilling to a known producing formation in a previously discovered field.

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

SALE OF PRODUCTION

      The Company will attempt to sell the oil and gas produced from its prospects on a competitive basis at the best available terms and prices. Management will not make any commitment of future production that does not primarily benefit the Company. Generally, purchase contracts for the sale of oil can be canceled on thirty days' notice, whereas purchase contracts for the sale of natural gas usually have a term of a number of years and may require the dedication of the gas from a well for the life of its reserves.

      The Company will sell natural gas discovered by it at negotiated prices based upon a number of factors, such as the quality of the gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission. The Company expects to sell oil discovered and sold by it at free market prices.

JOINT OPERATING AGREEMENTS

      The Company has entered into joint operating agreements with unaffiliated third parties as operators. A representative form of an operating agreement, a copy of which will be furnished upon request, provides that the operator will conduct and direct and have full control of all operations on the Company's prospects. The operator will have no liability as operator to the Company for losses sustained or liabilities incurred, except as may result from the operator's negligence or misconduct.

      The Company pays a proportionate share of lease, development, and operating costs, and is entitled to receive a proportionate share of production subject only to royalties and overriding royalties. The Company is responsible only for its obligations and is liable only for its proportionate share of the costs of developing and operating the prospects.

      An operator's duties will typically include testing formations during drilling, and completing the wells by installing such surface and well equipment, gathering pipelines, heaters, separators, etc., as are necessary and normal in the area in which a prospect is located. The Company pays the drilling and completion costs of the operators as incurred, except that the Company is permitted to make advance payments to the operators where necessary to secure tax benefits of prepaid drilling costs and there is a valid business reason. In order to comply with conditions to securing tax benefits of prepaid drilling costs, the operator under the terms of an operating agreement will not refund any portion of amounts paid in the event actual costs are less than amounts paid but will apply any such amounts solely for payment of additional drilling services to the Company. If an operator determines that a well is not likely to produce oil and/or gas in commercial quantities, the operator will plug and abandon the well in accordance with applicable regulations.

      The Company bears its proportionate share of the cost of drilling and completing or drilling and abandoning each of the Company's wells. To the extent that the Company acquires less than 100 percent of a prospect, its drilling and completion costs of that prospect will be proportionately decreased. The operating agreement will provide that the Company will pay the operator the prospect cost and the dry hole cost for each planned well prior to the spud date, and the balance of the completed well costs when the well is completed and ready for production, in the case of a completed well.

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

      An operating agreement will continue in force so long as any such well or wells produce, or are capable of production. Any non-producing well will then be plugged and abandoned consistent with the terms of the operating agreement.

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

      The costs of insurance will be allocated based primarily upon the level of oil and gas operations. The costs of insurance have increased significantly in recent years but have currently stabilized. However, insurance premiums may materially increase in the future. The primary effect of increasing premiums cost is to reduce funds otherwise available for Company drilling operations.

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

EMPLOYEES

      The Company currently employs 1 person on a full time basis. The Company believes its relationship with its employee is satisfactory. The Company has in the past, and will continue in the future, to make extensive use of its outside directors and others as consultants. The Company is not materially dependent on any such consultants.

FACILITIES

      The Company sub-leases approximately 1,200 square feet of office space in Houston, Texas. This space is leased on a month to month basis at a rental rate of approximately $3,000 per month, including furnishings, equipment, and support services. The Company believes that its facilities are adequate for its current operations.

ITEM 3.     LEGAL PROCEEDINGS

      On March 12, 1997 and April 25, 1997, in exchange for mutual releases for asserted and un-asserted claims and in the context of settling those claims the Company entered into an agreement with John O. Schofield, former Chairman of the Board of the Company whereby common stock, Class A preferred stock and cash are to be exchanged for a release from a binding covenant not to compete agreement, revision of terms on a certain notes payable, and release of liens on certain oil and gas properties. Under the terms of the agreement Mr. Schofield is to deliver 1,070,125 shares of Company common for cancellation for which he is to be reimbursed $100,000 derived at the rate of 7% of the Company's net proceeds from future offerings provided the gross proceeds of such offering exceed $50,000. On May 1, 1997 as part of the agreement Mr. Schofield delivered to the Company 41,764 Class A preferred for cancellation and converted and retained 175,000 Class A preferred shares. As of May 14, 1997 execution of this agreement is in progress.

      As of May 14, 1997 the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The Company's Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "ARXA." Public trading of the Company Common Stock commenced on August 8, 1995 and the market for the Common stock is limited, sporadic and highly volatile. The following table sets forth the high and low last closing bid of the Common Stock for the periods indicated:

                                                        Price Range
                                                    ---------------------
                                                      High           Low
                                                    -------       -------
FISCAL YEAR
1996
      Third Quarter (commencing August 8, 1995) ....  3.000         1.825
      Fourth Quarter ...............................  4.750         3.000
1997
      First Quarter ................................  6.375         2.625
      Second Quarter ...............................  6.250         5.000
      Third Quarter ................................  5.875         1.750
      Fourth Quarter ...............................  3.500         1.625

      On May 14, 1997, the closing bid price for the Common Stock was $1.9375, and there were approximately 321 holders of record.

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

      None of the Company's warrants or preferred stock is traded in any public trading market.

SALE BY THE COMPANY OF UNREGISTERED SECURITIES

      On May 31, 1996 the Company completed a private placement offering that commenced January 18, 1996. During the year ended January 31, 1997 the Company sold 748,934 shares of common stock and 374,467 warrants for the purchase of common stock. The warrants have an exercise of price of $5.00 per share and will be extended or canceled based on whether the warrant holder agrees to a lock-up period on their stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

SELECTED FINANCIAL INFORMATION

                                                                                 YEAR ENDED JANUARY 31, (IN THOUSANDS)
                                                                          -----------------------------------------------------
                                                                            1997         1996        1995         1994       1993
                                                                          -------       ------      ------       ------    -------
INCOME STATEMENT DATA:
          Revenues ..................................................     $    31       $ -0-       $ -0-        $ -0-      $ -0-
          Operating losses ..........................................      (1,051)       (344)        -0-          -0-        -0-
          Losses from continuing operations .........................      (1,051)       (344)        -0-          -0-        -0-
          Per share income (loss) from continuing operations ........        (.16)       (.06)        -0-          -0-        -0-
CASH FLOW DATA:
          Capital expenditures ......................................       1,268         557         -0-          -0-        -0-
          Issuance of common and preferred stock ....................       2,257         634         -0-          -0-        -0-
BALANCE SHEET DATA:
          Working capital ...........................................        (141)       (267)        -0-          -0-        -0-
          Property and equipment, net ...............................       1,616         377         -0-          -0-        -0-
          Total assets ..............................................       1,737         592         -0-          -0-        -0-
          Current maturities of long-term debt ......................          19         187         -0-          -0-        -0-
          Stockholders' equity ......................................       1,476         291         -0-          -0-        -0-

RESULTS OF OPERATIONS

REVENUES

      For the year ended January 31, 1997, the Company's principal activities have been the acquisition of oil and gas leases purchased for cash and equity consideration, drilling of exploration and development wells and producing oil and gas. For the year ended January 31, 1996, the Company's principal activities was selling of common stock and the acquisition of undeveloped properties. For the three years prior to January 31, 1996, the Company was inactive. There were no operations, assets or liabilities prior to the merger during August, 1995.

      REVENUES - For the period ended January 31, 1997, the Company's received revenue of $31,023. The increase is attributable to the commencement of production from various oil and gas wells. Oil and gas revenues for the year totaled $19,682. The Company produced 246 Bbls of oil and 5,810 Mcf of gas. The average unit price received for oil was $21.98 per Bbl. Average unit prices realized for gas were $2.74 per Mcf. In 1997 the Company realized interest income of $11,341. The Company reported no revenues for the four years ended January 31, 1996, 1995, 1994, and 1993.

COST AND EXPENSES

      For the three years ended January 31, 1996, the Company was inactive. For the year ended, January 31, 1996, the Company's principal activities have been the acquisition of oil and gas leases. For the year ended January 31, 1997, the Company's increase in costs and expenses relates to the commencement of exploration, acquisition and development of various oil and gas properties . Costs and expenses related to these activities totaled $598,000. Of this total, the principal expenditure of $590,000 was related to the drilling of two non-productive exploration wells in Michigan.

GENERAL AND ADMINISTRATIVE EXPENSES

      For the four years ended January 31, 1995, the Company was inactive. Costs and expenses for the year ended January 31, 1996 totaled $344,000. The major components of the expenses are salaries and related payroll expenses($81,000), professional and consulting expenses($148,000), amortization and depreciation ($61,000), and office expenses($32,000). For the year ended January 31, 1997, general and administrative expenses increased principally due to a full year of salaries and related payroll costs. The major components of these expenses are salaries and related payroll expenses($187,000), professional costs($63,855), rent($36,000), office($43,000) and advertising($18,000).

LIQUIDITY AND CAPITAL RESOURCES

      For the four years ended January 31, 1995, the Company was inactive. For the year ended January 31, 1996, the Company used $43,000 in cash flow to support its development stage activities. The principal cash flow activities were related to the acquisition of undeveloped oil and gas leases, retirement of debt, and the sale of common stock. During January 1996, the Company repaid the debt with preferred stock and short term notes. In order to meet its drilling and exploration activities, the Company commenced on January 18, 1996, the sale of 3,300,000 shares of common stock at a $1.50 per share under a private placement memorandum. Each two shares of stock sold pursuant to the private placement entitles the shareholder to one stock purchase warrant for the purchase of one additional share of common stock at $5.00. The warrants will be extended or canceled based on whether the warrant holder agrees to a lock-up period on their stock as requested by an investment banking group proposing funding to the Company. The extension period is for a period of 18 months from the date on which the investment group exercises its option to purchase shares of the Company's common stock. As of May 1, 1997 greater then eighty percent of the warrants had been extended. From January 31, 1996 to May 31, 1996, the Company has sold 748,934 shares of common stock and issued 374,467 warrants totaling $1,123,401 pursuant to this private placement memorandum. Additionally, the Company has issued 2,000,000 stock purchase warrants for the purchase of 2,000,000 common stock shares. These $2.00 warrants have a five year term and a $2.00 exercise price. No warrants have been exercised through January 31, 1997.

      On April 21, 1997 the Company entered into a 6 month option agreement with an investment banking group to assist the Company in the sale of 1,000,000 shares of common stock for $700,000. In consideration for granting the option to the investment banking group the Company will receive a non-refundable $50,000 fee for the option upon filing its January 31, 1997 financial statements with the Securities and Exchange Commission.

      For the year ended January 31, 1997, the Company used $912,000 in operations, $1,289,000 in investing activities and received $2,169,000 in financing activities.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Incorporated by reference from the Company's proxy statement for the annual meeting dated August 1997 to be filed 120 days after the January 31, 1997 fiscal year end.

ITEM 10.    EXECUTIVE COMPENSATION

      Incorporated by reference from the Company's proxy statement for the annual meeting dated August 1997 to be filed 120 days after the January 31, 1997 fiscal year end.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference from the Company's proxy statement for the annual meeting dated August 1997 to be filed 120 days after the January 31, 1997 fiscal year end.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the Company's proxy statement for the annual meeting dated August 1997 to be filed 120 days after the January 31, 1997 fiscal year end.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      EXHIBIT NO.                      IDENTIFICATION OF EXHIBIT
      -----------                   ------------------------------
      3.1(1)                        Certificate of Incorporation
      3.2(1)                        Bylaws

(1) Previously filed as an exhibit to the Company's Form 8-K/A dated September 29, 1995.

(b)     None

INDEX TO FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS ..........................................  F1
AUDITORS REPORT ........................................................  F2
BALANCE SHEETS (Assets) ................................................  F3
BALANCE SHEETS (Liabilities and Stockholders Equity) ...................  F4
STATEMENT OF OPERATIONS ................................................  F5
STATEMENT OF CASH FLOW .................................................  F6
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY ............................  F7
NOTES TO FINANCIAL STATEMENT ...........................................  F8

                                                                         Page 17
                                      F1

MCMANUS & CO., P.C., CERTIFIED PUBLIC ACCOUNTANTS
188 SPEEDWELL AVENUE, MORRIS PLAINS, NJ 07950
TEL: 201-285-0012 -  FAX: 201-285-0939
350 5TH AVENUE, SUITE 1423, NEW YORK, NY 10118

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF ARXA INTERNATIONAL ENERGY CORP:


We have audited the accompanying consolidated balance sheet of ARXA International Energy Inc. and subsidiary as of January 31, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of ARXA International Energy, Inc. and subsidiary as of January 31, 1997 and 1996 and the results of its operations, stockholder's equity and its cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.

/S/MCMANUS & CO., P.C.
MCMANUS & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
MORRIS PLAINS, NJ  07950

May 14, 1997

MEMBERS: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS AND NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                                                                         Page 18
                                      F2

               ARXA INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS

                                                                   JANUARY 31,
                                                                ----------------
                                                                 1997      1996
                                                                ------     -----
CURRENT  ASSETS:
   Cash ..................................................      $    2      $ 34
   Accounts  Receivable (Note 3) .........................          15         0
   Prepaid  Expenses .....................................          23         0
                                                                ------      ----
      Total  Current .....................................          40        34
                                                                ------      ----
      Assets

PROPERTY  AND  EQUIPMENT,  AT  COST, SUCCESSFUL  EFFORTS
METHOD: (Note 1)
   Unproved  Oil  and  Gas  Properties ...................       1,253       377
   Proved  Oil  and  Gas  Properties:
      Leasehold  Costs ...................................         156         0
      Plant,  Lease,  and  Well Equipment ................          75         0
      Intangible  Development  Costs .....................         131         0
      Furniture  and Equipment ...........................          10         0
                                                                ------      ----
      Total  Property  and  Equipment ....................       1,625       377

      Less:  Accumulated  Depletion,
      Depreciation, and  Amortization ....................           9         0
                                                                ------      ----
      Net  Property,  Plant,  and Equipment ..............       1,616       377
                                                                ------      ----
OTHER  ASSETS (Note 2) ...................................          81       181
                                                                ------      ----
         TOTAL  ASSETS ...................................      $1,737      $592
                                                                ======      ====
See accompanying accountants' report and notes to the financial statements

                                                                        Page 19
                                      F3

                 ARXA INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                JANUARY 31,
                                                            -------------------
                                                              1997       1996
                                                            -------     -------
CURRENT  LIABILITIES:
   Short-Term Portion of Long-Term Debt (Note 9).........   $    19     $   187
   Accounts Payable and Accrued Liabilities .............       162         114
                                                            -------     -------
      Total Current Liabilities .........................       181         301
                                                            -------     -------
Long-Term Debt (Note 9) .................................        80           0
                                                            -------     -------
Commitments  and  Contingencies (Note 12)

Stockholders' Equity
   Preferred Stock - $1.00 par value; 5% cumulative
   2,000,000 shares authorized 426,943 shares issued and
   outstanding at January 31, 1997 and 1996, respectively      427         427

   Common Stock - $.001 par value 100,000,000
     shares authorized 7,306,159 and 5,844,560
     shares issued and outstanding at January
     31, 1997 and 1996, respectively ....................         7           6

   Additional  Paid  in  Capital ........................     3,435       1,179
   Accumulated  Deficit .................................    (2,393)     (1,321)
                                                            -------     -------
      TOTAL  STOCKHOLDERS'  EQUITY ......................     1,476         291
                                                            -------     -------
         Total  Liabilities  and Stockholders' Equity ...   $ 1,737     $   592
                                                            =======     =======
   See accompanying accountants' report and notes to the financial statements

                                                                         Page 20
                                      F4

                    ARXA INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED
                                 (in thousands)
                                                           JANUARY 31,
                                                   -----------------------------
                                                    1997        1996      1995
                                                   -------    -------    -------
REVENUES:
   Oil  and  Gas  Revenues .....................   $    20    $     0    $     0
   Interest  Income ............................        11          0          0
                                                   -------    -------    -------
      Total  Revenues ..........................        31          0          0

Costs  and  Expenses:
   Production  Costs ...........................         7          0          0
   Prospecting  Costs ..........................        28          0          0
   Exploration  Costs ..........................       562          0          0
   Depletion,  Depreciation,  and
   Amortization ................................       129         61          0
   General  and  Administrative
   Expenses ....................................       345        261          0
   Interest  Expense ...........................        11         22          0
                                                   -------    -------    -------
      Total  Costs  and  Expenses ..............     1,082        344          0
                                                   -------    -------    -------
   NET  LOSS ...................................   $(1,051)   $  (344)   $     0
                                                   =======    =======    =======
         Net  Earnings  Per  Common Share:
         Primary (Note 1) ......................   $ (0.16)   $ (0.06)   $  0.00
         Fully  Diluted (Note 1) ...............   $ (0.12)   $ (0.05)   $  0.00

  See accompanying accountants' report and notes to the financial statements.

                                                                         Page 21
                                       F5

                ARXA INTERNATIONAL ENERGY, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                                 (in thousands)

                                                                                                    JANUARY 31,
                                                                                     -----------------------------------------------
                                                                                      1997                1996                1995
                                                                                     -------             -------             -------
Cash Flow from Operating Activities:
  Net  Loss .............................................................            $(1,051)            $  (344)            $     0
                                                                                     =======             =======             =======
  Adjustments to Reconcile Net Loss To
  Net Cash Used In Operating Activities:
     Depreciation,  Amortization,  and  Depletion .......................                129                   0                   0
     (Increase) / Decrease  in  Accounts  Receivable ....................                (15)                  0                   0
     (Increase) / Decrease  in  Prepaid  Expense ........................                (23)                  0                   0
     Increase / (Decrease)  in  Accounts  Payable
       and  Accrued  Liabilities ........................................                 48                 114                   0
                                                                                     -------             -------             -------
     Total Adjustments ..................................................                139                 114                   0
                                                                                     =======             =======             =======
  Net Cash Used in Operating Activities .................................               (912)               (230)                  0
                                                                                     =======             =======             =======

Cash Flows From Investing Activities:
     Payment of Dividends ...............................................                (21)                  0                   0
     Purchase of Property and Equipment .................................             (1,248)               (376)                  0
     (Increase) / Decrease in Other Assets ..............................                (20)               (181)                  0
                                                                                     -------             -------             -------
  Net Cash Used in Investing Activities .................................             (1,289)               (557)                  0

Cash Flows From Financing Activities:
     Payment of Dividends ...............................................                (21)                  0                   0
     Purchase of Property and Equipment .................................             (1,248)               (376)                  0
     (Increase) Decrease in Other Assets ................................                (20)               (181)                  0
                                                                                     -------             -------             -------
  Net Cash Used in Investing Activities .................................             (1,289)               (557)                  0
                                                                                     -------             -------             -------
Cash Flows From Financing Activities:
     Increase/(Decrease) in Short-Term
        Portion of Long-Term Debt .......................................               (168)                187                   0
     Increase/(Decrease) in Long-Term Debt ..............................                 80                   0                   0
     Issuance of Common Stock ...........................................              2,257                 207                   0
     Issuance of Preferred Stock ........................................                  0                 427                   0
                                                                                     -------             -------             -------
  Net Cash Provided By Financing Activities .............................              2,169                 821                   0

  Net Increase/(Decrease) in Cash .......................................                (32)                 34                   0

  Cash Balance at the Beginning of the Year .............................                 34                   0                   0
                                                                                     -------             -------             -------
  Cash Balance at the End of the Year ...................................            $     2             $    34             $     0
                                                                                     =======             =======             =======

See accompanying accountants' report and notes to the financial statements.

                                                                         Page 22
                                      F6

                         ARXA INTERNATIONAL ENERGY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                        Shares of   Amount of Shares of  Amount of  Additional                  Total
February 1, 1995                        Common      Common    Preferred  Preferred  Paid in       Retained      Stockholders'
To January 31, 1997                     Stock       Stock     Stock      Stock      Capital       Deficit       Equity
--------------------                    ---------   -------   -------    ---------  -----------   ------------  ----------
February 1, 1995 ...................    3,078,900   $3,079          0    $     0     $973,960      $  (977,039)   $ (3,079)
Adjustment for Reverse
  Split 1 for 10 shares ............      306,890      307                            148,622                      148,929

Issuance of Common Stock for
  ARXA USA,Inc. ....................    5,500,000    5,500                                                           5,500

Issuance of Common Stock ...........       37,670       38                             56,467                       56,505

Cancellation of Outstanding Stock ..     (544,446)    (544)                               544                            0

Issuance of Common Stock:
  Officers, Directors, and Others ..      544,446      544                               (544)                           0

Issuance of Preferred Stock ........                          426,943     426,943                                  426,943

Net Loss ...........................                                                                  (343,633)   (343,633)
                                        ---------   ------    -------    --------    ----------    ------------ -----------
Total Shareholders Equity
As of January 31, 1996 .............    5,844,560    5,845    426,943     426,943     1,179,049     (1,320,672)    291,165
                                        ---------   ------    -------    --------    ----------    ------------  ----------
Issuance of Common Stock For:
   Private Placement ...............      748,934      749                            1,122,666                  1,123,415
   Services ........................      175,000      175                               17,311                     17,486
   Oil and Gas Properties ..........      537,665      537                            1,143,462                  1,143,999

Syndication Costs ..................                                                    (27,000)                   (27,000)
Dividends ..........................                                                                   (22,336)    (22,336)
Net Loss ...........................                                                                (1,051,168) (1,051,168)
                                        ---------   ------    -------     -------    ----------    ------------  ----------
Total Shareholders Equity
As of January 31, 1997 .............    7,306,159   $7,306    426,943    $426,943    $3,435,488    $(2,394,076) $1,475,661
                                        =========   ======    =======    ========    ==========    ============ ===========

See accompanying accountants' report and notes to the financial statements.
                                                                         Page 23
                                      F7

             ARXA INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

      ARXA International Energy, Inc., (the Company), was incorporated as a Delaware corporation. ARXA USA, Inc., a wholly owned subsidiary, was incorporated as a Texas corporation. Prior to August 8, 1995 the Company was inactive. It was then considered to be a development stage company through October 1996. During October 1996, the Company began to show revenues and thus allowing the Company to move beyond the development stage. The Company is engaged in the exploration, development, and production of crude oil and natural gas.

A)    Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight - line method for financial and federal income tax reporting over their useful lives. The recovery classifications for these assets are generally five to seven years.

      Expenditures for maintenance and repairs are charged against income as incurred and major improvements are capitalized.

B)    Oil and Gas Properties

      The Company accounts for its exploration and production activities under the successful efforts method of accounting. Under this method, oil and gas lease acquisition costs are capitalized when incurred. Unproved properties are assessed on a property-by-property basis and any impairment in value is recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties. Lease rentals are expensed as incurred.

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

                                                                         Page 24
                                   F8

             ARXA INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

C)    Income Taxes

      For the year ended January 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to the assets and liability method of accounting for income taxes.

D)    Net Earnings Per Common Share

      Net earnings per common share is shown as both primary and fully diluted. Primary earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus any dilutive common stock equivalents. Fully diluted earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus any dilutive and anti-dilutive common stock equivalents. The components used for the computations are shown as follows:

                                                          JANUARY 31,
                                               ---------------------------------
                                                 1997         1996       1995
                                               --------    ---------   ---------
Weighted Average Number of Common
   Shares Outstanding Including:

Primary Common Stock Equivalents ...........   6,707,016   5,844,560   5,844,560
Fully Dilutive Common Stock Equivalents ....   8,739,766   6,844,560   5,844,560

NOTE 2 - OTHER ASSETS

A)    Organization Costs

      Organization costs are amortized on a straight line basis over sixty months for both financial and income tax reporting purposes.

B)    Covenants Not To Compete

      Covenants not to compete are amortized on a straight line basis over two years for financial reporting purposes and fifteen years for income tax reporting purposes.
                                                                         Page 25
                                   F9

             ARXA INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACCOUNTS RECEIVABLE:

      Accounts receivable at January 31, 1997 and 1996 were comprised of the following (amounts in thousands):

                               1997        1996
                              -----       ------
Oil and Gas Sales Receivable  $  15       $- 0 -
                              =====       ======

NOTE 4 -  RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES:

      The following table sets forth the Company's results of operations for oil and gas producing activities for the years ended January 31, 1997, 1996, and 1995 (amounts in thousands):
                                            JANUARY 31,
                                     ------------------------
                                      1997     1996     1995
                                     -----    ------    -----
Oil and Gas Revenues ...........    $  20    $- 0 -    $- 0 -

Production Costs ...............        7     - 0 -     - 0 -
Prospecting Costs ..............       28     - 0 -     - 0 -
Exploration Expenses ...........      562     - 0 -     - 0 -
Depreciation / Depletion .......        8     - 0 -     - 0 -
                                     -----    ------    -----
      Total Costs ..............      605     - 0 -     - 0 -
                                     -----    ------    -----
Loss Before Income Taxes .......     (585)    - 0 -     - 0 -
Income Tax Expense .............     - 0 -    - 0 -     - 0 -
                                     -----    ------    -----
Net Loss .......................    $(585)   $- 0 -    $- 0 -
                                     =====    ======    =====

      The results of operations from oil and gas producing activities were determined in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" ("SFAS 69") and, therefore, do not include corporate overhead, interest, and other general income and expense items.

      The Company's depletion, depreciation, and impairment expense for oil and gas properties per physical unit of production measured in barrel of oil equivalents (with six Mcf of gas equaling one barrel of oil equivalent) was $0.01, $ - 0 -, and $ - 0 - for the years ended January 31, 1997, 1996, and 1995, respectively.
                                                                         Page 26
                                  F10

             ARXA INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - OIL AND GAS PRODUCING ACTIVITIES:

      Reserves

      The process of estimating proved developed and proved undeveloped oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of available geologic, engineering, and economic data for each reservoir. The data for a given reservoir may change over time as a result of, among other things, additional development activity, production history and viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates may occur in the future. Although every reasonable effort is made to ensure that reserve estimates are based on the most accurate and complete information possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The Company's oil and gas reserves, shown below, all of which are located in the continental United States, consist of proved developed and undeveloped reserves which, based on subjective judgments, are estimated to be recoverable in the future under existing economic and operating conditions.

      The following table sets forth the net quantities for the years ended January 31, 1997, 1996, and 1995. The net quantities are proved reserves and proved developed reserves of crude oil and natural gas:

                                                             1997                             1996                      1995
                                                  -------------------------          -------------------         ----------------
                                                  OIL(BBL)          GAS(MCF)        OIL(BBL)      GAS(MCF)      OIL(BBL)   GAS(MCF)
                                                  -------          --------          -----         -----         -----     --------
Proved Developed
   and Undeveloped:
Beginning Balance .......................           - 0 -             - 0 -          - 0 -         - 0 -         - 0 -      - 0 -
Extensions Discoveries...................          22,193             6,810          - 0 -         - 0 -         - 0 -      - 0 -
Purchases in Place ......................           4,299           704,000          - 0 -         - 0 -         - 0 -      - 0 -
Production ..............................            (246)           (5,810)         - 0 -         - 0 -         - 0 -      - 0 -
                                                  -------          --------          -----         -----         -----      -----
End of Year .............................          26,246           705,000          - 0 -         - 0 -         - 0 -      - 0 -
                                                  =======          ========          =====         =====         =====      =====
Proved Reserves:
Beginning - Jan. 31, 1996 ...............           - 0 -             - 0 -          - 0 -         - 0 -         - 0 -      - 0 -
Ending - Jan. 31, .......................          10,846           705,000          - 0 -         - 0 -         - 0 -      - 0 -
                                                  =======          ========          =====         =====         =====      =====

                                                                         Page 27
                                  F11

                 ARXA INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -  CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING
ACTIVITIES:

      The aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the related accumulated depletion, depreciation, amortization, and impairment at January 31, 1997 and 1996 were as follows (amounts are in thousands):

                                    JANUARY 31,
                                  --------------
                                  1997     1996
                                 ------   ------
Unproved Properties ..........   $1,253   $  377
Proved Properties ............      362    - 0 -
                                 ------   ------

Total Capitalized Costs ......   $1,615   $  377
Less - Accumulated Depletion,
  Depreciation, and Amortization  - 8 -    - 0 -
                                 ------   ------
                                 $1,607   $  377
                                 ======   ======

      The following table sets forth the costs incurred, both capitalized and expensed, in the Company's oil and gas property acquisition, exploration and development activities for the years presented (amounts in thousands):

                                        JANUARY 31,
                                ---------------------------
                                 1997       1996     1995
                                ------   --------  --------

Property Acquisition Costs
    Proved                     $   156   $  - 0 -  $  - 0 -
    Unproved                     1,281        377     - 0 -
Exploration Costs                  562      - 0 -     - 0 -
Development Costs                  206      - 0 -     - 0 -
                                ------   --------     -----
                               $ 2,205   $    377     - 0 -
                               =======   ========     =====

      All of the Company's operations are in the United States.
                                                                       Page 28
                                  F12

             ARXA INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -  STANDARDIZED MEASURES OF DISCOUNTED FUTURE NET CASH FLOWS:

      The Company's standardized measure of discounted future net cash flows, and changes therein, related to proved oil and gas reserves are as follows (amounts in thousands):
                                                             JANUARY 31,
                                                  ------------------------------
                                                   1997        1996        1995
                                                  ------      ------      ------
Future Cash Inflow ..........................     $2,595     $- 0 -      $- 0 -
Future Production, Development,
   and Abandonment Costs ....................       (884)     - 0 -       - 0 -
Future Cash Flows Before
   Income Taxes .............................      1,711      - 0 -       - 0 -
Future Income Taxes .........................         24      - 0 -       - 0 -
Future Net Cash Flows .......................      1,469      - 0 -       - 0 -
10% Discount Factor .........................       (517      - 0 -       - 0 -
                                                  ------      -------     ------
Standardized Measure of Discounted
   Future Net Cash Flow .....................     $  953     $- 0 -       $- 0 -
                                                  ======      =======     ======
Changes in Standardized Measure
   of Discounted Future Net Cash Flows:
      Sales of Oil, and Gas,
      (net of production ....................     $- 0 -     $- 0 -      $- 0 -
      Extension, Discoveries, and
         Other Additions ....................      - 0 -      - 0 -       - 0 -
      Purchases of Reserves in Place ........          9      - 0 -       - 0 -
      Development Costs Incurred ............       --        - 0 -
      Net Change in Income Taxes ............       (242)     - 0 -       - 0 -
                                                  ------      -------     ------
                  Net Change ................     $  953     $- 0 -      $- 0 -
                                                  ======      =======     ======

      Estimated future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved reserves. Future price changes are considered only to the extent provided by contractual arrangements. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense is calculated by applying year-end statutory tax rates to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis (including net operating loss carry forwards projected to be usable) of the properties involved.

                                                                         Page 29
                                       F13

                 ARXA INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      These estimates were determined in accordance with SFAS 69. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas prices and the fact that the basis for such volume estimates vary significantly, management believes the usefulness of this data is limited. These estimates of future net cash flows do not necessarily represent management's assessment of estimated fair market value, future profitability or future cash flow to the Company. Management's investment and operating decisions are based upon reserve estimates that include proved as well as provable reserves and upon different price and cost assumptions from those used herein.


NOTE 8 - MAJOR CUSTOMERS AND CREDIT RISK:

      Substantially all of the Company's accounts receivable at January 31, 1997 result from Moose Oil and Gas; the operator of the Company's properties. This individual customer may impact the Company's overall credit risk, either positively or negatively, in that this entity may be affected by industry-wide changes in economic or other conditions. No known material credit losses have been experienced to date.

      The Company considers its relationship with its customer to be satisfactory.


NOTE 9 - NOTES PAYABLE:
                                                JANUARY 31,
                                          -------------------------
                                           1997               1996
                                          -----              ------
Note to Duke Resources Corp.
due March 1999, bearing interest
at 8%; interest only payable in
quarterly installments.                  $   79,770        $  158,938

Note to B. Bippus, (a Director) bearing
interest at 8%; payable upon demand.         19,265            - 0 -
                                                                         Page 30
                                  F14

                 ARXA INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                              JANUARY 31,
                                       -------------------------
                                           1997           1996
                                          -----          ------
Note to G. Stephens, (a Director)
due July 1996, bearing interest at 8%.    - 0 -          28,347
                                        --------        -------
      Total Notes Payable             $   99,035     $  187,285
      Less:  Current Portion              19,265        187,285
                                        --------       --------
      Long - Term Debt                $   79,770     $   - 0 -
                                        ========       ========

            Future minimum payments are as follows:

                  1998        $    - 0 -
                  1999             - 0 -
                  2000        $  79,770

NOTE 10 - INCOME TAXES:

      As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have material cumulative effects of prior periods nor did it result in a change to the current year's provision.

A)    The effective tax rate for the Company is reconcilable to
      statutory tax rates as follows:
                                                            JANUARY 31,
                                                   -----------------------------
                                                   1997        1996        1995
                                                   ----        ----        ----
                                                     %           %           %

U.S. Federal Statutory Tax Rate ............         34          34         34
                                                    ---         ---        ---
See Note 10 B ..............................        (34)        (34)       (34)
                                                    ---         ---        ---
Effective Tax Rate .........................        - 0 -       - 0 -      - 0 -
                                                    ===         ===        ===

                                                                         Page 31
                                       F15

             ARXA INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

B) For the years ended January 31, 1997, 1996, and 1995, the Company's deferred tax asset, resulting from net operating losses, totaled $474,000, $117,000, and $-0-, respectively. Income tax expense for the years ended January 31, 1997, 1996, 1995 was $357,000, $117,000, and $-0-,
      respectively. The resulting effect is a zero income tax expense in each year.

NOTE 11 - WARRANTS:

      On August 9, 1995, the Company issued 2,000,000 stock purchase warrants which expire on August 9, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock; par value $0.001 per share at a purchase price of $2.00 per share.

      On September 1, 1996, the Company issued 393,000 stock purchase warrants as part of its private placement offering that closed May 31, 1996. The warrants are to purchase fully paid and non-assessable shares of the common stock; par value $0.001 per share at a purchase price of $5.00 per share and will be extended or canceled based on whether the warrant holder agrees to a lock-up period on their stock as requested by an investment banking group proposing funding to the Company. The extension is for a period of 18 months from the date on which the investment group exercises its option to purchase shares of the Company's common stock. As of May 1, 1997, more than eighty percent of the outstanding warrants are subject to the extension which expired March 1, 1997. To date, no warrants have been exercised.


NOTE 12 - COMMITMENTS AND CONTINGENCIES:

      The Company lease its primary office space on a month to month basis at a rate of $3,000 per month.

                                                                         Page 32
                                       F16

             ARXA INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS:

      Subsequent to January 31, 1997, under the terms of a settlement, the Company has converted 289,370 shares of its preferred stock to 247,606 shares of common stock; $0.001 par value.

      On April 21, 1997 the Company entered into a six month agreement with an investment banking group to assist the Company in the sale of 1,000,000 shares of common stock for $700,000. In consideration for granting the option to the investment banking group, the Company will receive a non-refundable $50,000 fee for the option upon filing of its January 31, 1997 financial statements with the Securities and Exchange Commission.

      On March 12, 1997 and April 25, 1997, in exchange for mutual releases for asserted and un- asserted claims and in the context of settling those claims the Company entered into an agreement with John O. Schofield, former Chairman of the Board of the Company whereby common stock, Class A preferred stock, and cash are to be exchanged for a release from a binding covenant not to compete agreement, revision of terms on a certain notes payable, and release of liens on certain oil and gas properties. Under the terms of the agreement, Mr. Schofield is to deliver 1,070,125 shares of the Company's common stock for cancellation for which he is to be reimbursed $100,000 derived at the rate of 7% of the Company's net proceeds from future offerings provided the gross proceeds of such offering exceed $50,000. On May 1, 1997 as part of the agreement, Mr. Schofield delivered to the Company 41,764 Class A preferred for cancellation and converted and retained 175,000 Class A preferred shares. As of May 14, 1997, execution of this agreement is in progress.

      As of May 14, 1997 the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.
                                                                         Page 33
                                  F17

                                   SIGNATURES

            In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 1997.

                         ARXA INTERNATIONAL ENERGY, INC.

                             By /S/WILLIAM J. BIPPUS

                         WILLIAM J BIPPUS, President and
                             Chief Executive Officer

            Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                            TITLE                          DATE


/S/WILLIAM J. BIPPUS       President and Principal               May 14, 1997
WILLIAM J. BIPPUS          Executive Officer

/S/SAMMY FLESCHLER         Secretary and Treasurer               May 14, 1997
SAMMY FLESCHLER

/S/UMBERTO BROVEDANI       Director                              May 14, 1997
UMBERTO BROVEDANI

/S/THOMAS ABATE            Director                              May 14, 1996
THOMAS ABATE

/S/GREGORY STEPHENS        Director                              May 14, 1996
GREGORY STEPHENS

                                       EXHIBIT INDEX

            EXHIBIT
              NO.       IDENTIFICATION OF EXHIBIT
            -------     ----------------------------------------

            3.1(1)    Certificate of Incorporation

            3.2(1)    Bylaws

            4.1(2)    Designation of Series A Preferred Stock

            4.2(2) Warrants for the purchase of the common stock of the Registrant.
      ----------------------------
      (1) Previously filed as an exhibit to the Company's Form 8-K/A dated September 29, 1995.

      (2) Previously filed as an exhibit to the Company's Form 10-KSB dated January 31, 1996.
                                                                         Page 35