Form 10QSB
period 1997-04-30
ARXA INTERNATIONAL ENERGY INC
filed 1997-06-30
CIK 774415

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

                  FOR THE QUARTERLY PERIOD ENDED: APRIL 30,1997

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
                                  -------------

         Securities registered under Section 12(b) of the Exchange Act:

     Name of Each Exchange          Title of Each Class on Which Registered
     ---------------------          ---------------------------------------
 Common Stock, $.001 par value           OTC / ELECTRONIC BULLETIN BOARD

      Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of April 30, 1997, there were 6,236,034 shares of Common Stock outstanding.

                                   Page 1 of 9
================================================================================

ARXA INTERNATIONAL ENERGY, INC.


INDEX

                                                         Page
                                                         ----
PART 1-FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS(UNAUDITED)

        BALANCE SHEETS AT APRIL 30, 1997 AND 1996           3

        STATEMENTS OF LOSS AND RETAINED DEFICIT
        FOR THE THREE MONTHS ENDED
        APRIL 30, 1997 AND 1996                             4

        STATEMENTS OF CASH FLOWS FOR THE THREE
        ENDED APRIL 30, 1997 AND 1996                       5

        NOTES TO FINANCIAL STATEMENTS                      6-8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS.                                       8

SIGNATURES

                         ARXA INTERNATIONAL ENERGY, INC.
                     BALANCE SHEETS-APRIL 30, 1997 AND 1996
                                     ASSETS
                                   (UNAUDITED)

                                                      1997             1996
                                                  ------------     ------------
Current assets:
       Cash and cash equivalents .............    $        455     $    333,994
       Accounts receivable, trade ............          12,650             --
       Prepaid expenses ......................           7,354             --
                                                  ------------     ------------

                                                        20,459          333,994
                                                  ------------     ------------

Property and equipment:
     Oil and gas properties ..................       1,670,608          390,893
     Furniture and equipment .................           9,609            5,812
                                                  ------------     ------------

                                                     1,680,217          396,705
Less accumulated depreciation ................          12,160              133
                                                  ------------     ------------

                                                     1,668,057          396,572
                                                  ------------     ------------
Other assets:
    Organization costs, net ..................             617              817
    Covenant not to compete, net .............          12,833          149,787
    Investment in pipeline partnership .......          20,000             --
    Deferred taxes ...........................            --               --
                                                  ------------     ------------

                                                        33,450          150,604
                                                  ------------     ------------

                                                  $  1,721,966     $    881,170
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade .................    $     58,946     $     30,230
     Accrued expenses ........................         172,892           44,300
     Current maturities, long-term debt ......         181,535          187,285
                                                  ------------     ------------

                                                       413,373          261,815
                                                  ------------     ------------

Long-term debt, net of current maturities ....          50,000             --
                                                  ------------     ------------

Shareholders' equity:
     Preferred stock .........................         385,180          426,944
     Common stock ............................           6,236            6,334
     Additional paid in capital ..............       3,342,635        1,653,561
     Retained deficit ........................      (2,475,458)      (1,467,484)
                                                  ------------     ------------

                                                     1,258,593          619,355
                                                  ------------     ------------

                                                  $  1,721,966     $    881,170
                                                  ============     ============

                 See accompanying notes to financial statements.

                       ARXA INTERNATIONAL ENERGY, INC.
                    STATEMENTS OF LOSS AND RETAINED DEFICITS
                  FOR THE THREE MONTHS APRIL 30, 1997 AND 1996
                                  (UNAUDITED)

                                                   1997                1996
                                               ------------        ------------

Revenues, oil and gas ..................       $     15,332        $       --
                                               ------------        ------------

Operating costs and expenses:
Production expenses ....................              5,450                --
Exploration costs ......................               --                  --
Depreciation, depletion
 and amortization ......................             24,373              30,074
General and administrative .............             59,678              92,634
                                               ------------        ------------

  Total ................................             89,501             122,708
                                               ------------        ------------

Operating loss .........................            (74,169)           (224,201)
                                               ------------        ------------
Other income(expense):
Interest income ........................                 31               1,316
Interest expense .......................             (2,278)            (25,421)
                                               ------------        ------------

                                                     (2,247)            (24,105)
                                               ------------        ------------

Income taxes ...........................               --                  --
                                               ------------        ------------

Net loss ...............................            (76,416)           (146,813)
Retained deficit, beginning ............         (2,394,077)         (1,320,671)
Dividends ..............................             (4,965)               --
                                               ------------        ------------

Retained deficit, ending ...............       $ (2,475,458)       $ (1,467,484)


Net loss per share .....................       $       (.01)       $       (.02)
                                               ============        ============
Weighted average number of
shares outstanding .....................          7,089,729           6,333,560
                                               ============        ============

                 See accompanying notes to financial statements.

                        ARXA INTERNATIONAL ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                  (UNAUDITED)

                                                      1997             1996
                                                  ------------     ------------
Increases(decreases) in cash and temporary investments:

Cash flows from operating activities:
  Cash received from interest ................    $         31     $      1,316
  Cash received from production ..............          17,306             --
  Cash paid to suppliers and employees .......         (13,010)        (131,660)
  Interest paid ..............................          (4,265)         (25,420)
                                                  ------------     ------------

Net cash used by operating activities ........             (62)         155,764

Cash flows used in investing activities:
  Payment of syndication costs ...............            --            (13,500)
  Repayment of long-term debt ................         (10,000)
  Purchase of property and equipment, net ....         (39,214)         (19,644)
                                                  ------------     ------------

Net cash used in investing activities ........         (49,214)         (33,144)
                                                  ------------     ------------

Cash flows from financing activities:
 Proceeds from long-term debt ................         157,500          488,500
 Retirement of preferred and common stock ....        (135,687)
 Decrease in other assets ....................          25,687
                                                                   ------------

Net cash provided by financing ...............          47,500          488,500
                                                  ------------     ------------

Increase(decrease) in cash ...................          (1,776)         299,592
                                                  ------------     ------------

Cash, beginning ..............................           2,231           34,402
                                                  ------------     ------------

Cash, ending .................................    $        455     $    333,994
                                                  ============     ============

RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED USED IN OPERATIONS:

Net loss .....................................    $    (76,416)    $   (146,813)
Adjustments to reconcile net loss
 to net cash used in operations:
    Depreciation and amortization ............          24,373           30,074
    (Increase) decrease in:
    Accounts receivable ......................           1,974
    Increase(decrease) in:
    Accounts payable .........................           4,831           15,528
    Accrued expenses .........................          45,176           23,497
                                                  ------------     ------------
Net cash used in operations ..................    $        (62)    $   (155,764)
                                                  ============     ============

                 See accompanying notes to financial statements.

                         ARXA INTERNATIONAL ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (UNAUDITED)


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

                         ARXA INTERNATIONAL ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (UNAUDITED)

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

2. LONG-TERM DEBT

For the three months ended April 30, 1997, the Company borrowed short and long-term funds for the purposes of retiring common and preferred stock, release of certain liens on oil and gas properties, and investment in its oil and gas producing activities. The following summarizes long-term debt at April 30, 1997:

Note payable, J. O. Schofield, dated March 12, 1997,
 non-interest bearing (imputed interest at eight
 percent), payable at seven percent of net funds
 received through March 12, 1999, after March 12,
 1999 the note is repaid with the Company's common
 stock at the average market price for the five days
 preceding March 13, 1999 ......................................      $ 100,000
Note payable, Duke Resources, dated March 12, 1997,
 due September 12, 1997, bears interest at eight
 percent and is unsecured ......................................         79,770
Note payable, individual, dated February 28, 1997,
 due February 28, 1998, non-interest bearing
 (imputed interest at eight percent), unsecured,
 repayable in cash or common stock at $1 per share .............         25,000
Note payable, shareholder and officer, due on demand,
 unsecured, interest at variable rates .........................         26,765
                                                                      ---------
                                                                        231,535
Current maturities of long-term debt ...........................       (181,535)
                                                                      ---------
Long-term debt .................................................      $  50,000
                                                                      =========

Current maturities of long-term debt are $181,535 and $50,000 for the years ended April 30, 1998 and 1999.

                         ARXA INTERNATIONAL ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES

The Companies leases corporate office space under a month to month agreement. Rent expense for the three months ended April, 1997 was $6,000.

4. SHAREHOLDERS' EQUITY

The Company has authorized 100,000,000 shares of common stock, par value $.001.

The Company has authorized 2,000,000 shares of preferred stock, $1 par value, 5% cumulative, convertible into $1 per common share; redeemable at $2 per share, plus arrears. At April 30, 1997 and 1996, the total outstanding shares of preferred stock totaled 385,180 and 426,943, respectively. During March, 1997, the Company entered into an agreement with a shareholder to purchase and exchange an asset(covenant not to compete) for 1,070,125 shares of common stock and 41,764 shares of preferred stock. Additionally, certain shareholders converted 247,606 shares of preferred stock was converted into 247,606 shares of common stock during May, 1997.

Warrants for the purchase of common stock, $.001 par value, are summarized as follows:

       Exercise Price      Expiration Date    Number of Warrants
       --------------     -----------------   ------------------
           $2.00          August 9, 2000          2,025,000
           $5.00          February 28, 1998         356,458

No warrants have been exercised during any time period.

Changes in shareholders' equity are as follows:

                             Shares                     Amount
                    -----------------------    ------------------------    Additional
February 1,1997      Common       Preferred     Common       Preferred       Paid-In       Retained
To April 30, 1997     Stock         Stock        Stock         Stock         Capital        Deficit          Total
------------------  ----------    ---------    ---------    -----------    -----------    -----------    -----------
February 1, 1997     7,306,159      426,944    $   7,306    $   426,944    $ 3,435,488    $(2,394,076)   $ 1,475,662
Retirement of:
 Common stock ...   (1,070,125)        --         (1,070)          --          (92,853)          --          (93,923)
 Preferred stock          --        (41,764)        --          (41,764)          --             --          (41,764)
Issuance of
 warrants .......         --           --           --             --           25,000           --           25,000
Dividends .......         --           --           --             --             --           (4,966)        (4,966)
Syndication costs         --           --           --             --          (25,000)          --          (25,000)
Net loss ........         --           --           --             --             --          (76,416)       (76,416)
                    ----------    ---------    ---------    -----------    -----------    -----------    -----------
                     6,236,034      385,180    $   6,236    $   375,180    $ 3,342,635    $(2,475,457)   $ 1,258,593
                    ----------    ---------    ---------    -----------    -----------    -----------    -----------

5. Income taxes

At April 30, 1997 and 1996, the effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                    1997         1996
                                  --------     --------
U.S. federal Statutory Tax Rate         34%          34%
Reconciling item ..............        (34)         (34)
                                  --------     --------
Effective rate ................        -0-          -0-
                                  ========     ========

For the three months ended April 30, 1997 and 1996, the Company's deferred tax asset, resulting from net operating losses, totaled $500,000 and $167,000, respectively. Income tax expense for the three months ended April 30, 1997 and 1996 was zero due a valuation allowance which offset the deferred tax asset and tax expense at these dates.

6.  Subsequent events

Subsequent to April 30, 1997, 247,606 preferred shares were converted into 247,606 shares of common stock.

Under the terms of an six month agreement with an investment banking group, the Company granted a stock option to sell 1,000,000 shares of common stock for $700,000. Subsequent to April 30, 1997, the Company received $50,000 for this stock option. The investment banking company has notified the Company that it has successfully sold the stock and has remitted $350,000 of the $700,000 to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three months ended April 30, 1997 the Company continued its successful drilling program in West Sandy Creek, Lavaca County, Texas. During the period Company in conjunction with the operator Moose Oil and Gas successfully drilled new discoveries. The Ashbacher "B" 1I was drilled to a total depth of 1,850 feet on February 9, 1997. The well penetrated five feet of net gas pay at a depth of 1,686 feet, and penetrated a second nine foot thick gas pay at a depth of 1,779 feet. The well was completed and converted to sales during April at a rate of 190,000 cubic feet of gas per day. ARXA has a 2.4% working interest in the well.

The Company continued a series of successful discoveries in West Lavaca River, Lavaca County Texas. The Denny #1 discovery well drilled in December 1996 and converted to sales during April 1997 at an initial rate of 130,000 cubic feet of gas per day. ARXA has a 2% working interest in the Denny #1. First production was established in during March when the Debord #1 was converted to sales at an initial rate of 120,000 cubic feet per day. ARXA has a 2% working interest in the well. During the period the Company made three additional discoveries in the area. The Barnes #1 was drilled and completed at an initial production rate of 120,000 cubic feet per day. ARXA has a 2% interest in the well. The Ferguson #1 was drilled and completed at an initial production rate of 140,000 cubic feet of gas per day. ARXA has a 2% working interest in the well. The Renger Gas Unit #1 was drilled and completed at an initial rate of 130,000 cubic feet of gas per day.

Additionally the Company in conjunction with the operator participated in the drilling of the Smothers #1 well in West Lavaca River, Lavaca County, Texas. The well reached a depth of 13,500 feet during the period, and is currently suspended waiting on testing equipment.

In Cameron Parish Louisiana the Company in conjunction with the operator continued evaluation of the Hansen #3 discovery. Rehabilitation work is scheduled on the well for late June, 1997.

The principal revenues for the three months ended April 30, 1997 were from the sale of oil and gas and interest income. The Company is evaluating acquisition of additional producing oil and gas properties. Additionally, the Company engaged an investment banking firm to raise additional funds for drilling prospects, payment of general and administrative expenses and settlement of short term debt.

                         ARXA INTERNATIONAL ENERGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.

                            ARXA INTERNATIONAL ENERGY, INC.
                                     (Registrant)

Date: 6-15-97      By: /s/ WILLIAM J. BIPPUS
                       William J. Bippus
                       President


Date: 6-15-97      By: /s/ RICHARD R. ROYALL
                       Richard R. Royall
                       Chief Financial Officer