Form 10QSB
period 1997-07-31
ARXA INTERNATIONAL ENERGY INC
filed 1997-09-15
CIK 774415

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

                  FOR THE QUARTERLY PERIOD ENDED: JULY 31,1997

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

                       25227 Grogan's Mill Road, Suite 125
                           The Woodlands, Texas 77380
          (Address of principal executive offices, including zip code)

                                 (281) 296-1621
              (Registrant's telephone number, including area code)
                                  -------------

         Securities registered under Section 12(b) of the Exchange Act:

     Name of Each Exchange          Title of Each Class on Which Registered
     ---------------------          ---------------------------------------
 Common Stock, $.001 par value           OTC / ELECTRONIC BULLETIN BOARD

      Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of July 31, 1997, there were 7,373,873 shares of Common Stock outstanding.

                                   Page 1 of 14
================================================================================

                         ARXA INTERNATIONAL ENERGY, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JULY 31, 1997
                      ------------------------------------

                          Part I - Financial Information            Page
                          ------------------------------            ----
Item 1.  Financial Statements

   Balance Sheets as of JULY 31, 1997 (unaudited)
     and JANUARY 31, 1997                                            3

   Statements of Operations for the Three
     Months Ended JULY 31, 1997 and 1996 (unaudited)                 4

   Statements of Operations for the Six
     Months Ended JULY 31, 1997 and 1996 (unaudited)                 5

   Statement of Stockholders' Equity
     for the Six Months Ended JULY 31, 1997 (unaudited)              6

   Statements of Cash Flows for the
     Six Months Ended JULY 31, 1997 and 1996 (unaudited)             7

   Notes to Unaudited Financial Statements                           8


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            13


                                       -2-

                        ARXA INTERNATIONAL ENERGY, INC.
                               BALANCE SHEETS
             AS OF JULY 31, 1997 (UNAUDITED) AND JANUARY 31, 1997
             ----------------------------------------------------
                                     ASSETS

                                                              JULY 31, 1997     JANUARY 31, 1997
                                                            ---------------      ---------------
CURRENT ASSETS:
  CASH and CASH EQUIVALENTS ...........................     $       118,437      $         2,667
  ACCOUNTS RECEIVABLE, TRADE ..........................               7,210               14,627
  PREPAID EXPENSES ....................................              16,448               22,906
                                                             --------------       --------------
  TOTAL CURRENT ASSETS ................................             142,095               40,200
                                                             --------------       --------------
PROPERTY AND EQUIPMENT:
  SUCCESSFUL EFFORTS METHOD:
  UNPROVED OIL and GAS PROPERTIES......................           1,144,159            1,144,159
  PROVED OIL and GAS PROPERTIES........................             544,992              471,682
  FURNITURE AND EQUIPMENT .............................               9,609                9,609
                                                             --------------       --------------
                                                                  1,698,760            1,625,450
  LESS - ACCUMULATED DEPLETION,
    DEPRECIATION AND AMORTIZATION .....................             (15,292)              (9,227)
                                                             --------------       --------------
  NET PROPERTY AND EQUIPMENT ..........................           1,683,468            1,616,223
                                                             --------------       --------------
OTHER ASSETS:
  ORGANIZATION COST, NET ...............................                570                  663
  COVENANT NOT TO COMPETE, NET..........................                  -               59,914
  INVESTMENT IN PIPELINE PARTNERSHIP....................             20,000               20,000
                                                             --------------       --------------
  TOTAL OTHER ASSETS ...................................             20,570               80,577
                                                             --------------       --------------

                                                            $     1,846,133      $     1,737,000
                                                             ==============       ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE, TRADE .............................     $        33,734      $        29,554
  ACCRUED EXPENSES ....................................             185,596              122,750
  CURRENT LIABILITIES, LONG TERM DEBT                               132,055               29,265
                                                             --------------       --------------
  TOTAL CURRENT LIABILITIES ...........................             351,385              181,569
                                                             --------------       --------------
LONG-TERM DEBT, NET OF CURRENT MATURITIES..............              50,000               79,770
                                                             --------------       --------------
STOCKHOLDERS' EQUITY:
  PREFERRED STOCK .....................................             131,010              426,943
  COMMON STOCK ........................................               7,374                7,306
  ADDITIONAL PAID-IN CAPITAL ..........................           3,968,667            3,435,488
  ACCUMULATED DEFICIT .................................          (2,662,303)          (2,394,076)
                                                             --------------       --------------
  TOTAL STOCKHOLDERS' EQUITY ..........................           1,444,748            1,475,661
                                                             --------------       --------------

                                                            $     1,846,133      $     1,737,000
                                                             ==============       ==============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE FINANCIAL STATEMENTS.

                        ARXA INTERNATIONAL ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             JULY 31, 1997 AND 1996
                                  (UNAUDITED)
                      ------------------------------------

                                                                THREE MONTHS ENDED
                                                                     JULY 31,
                                                       ------------------------------------
                                                            1997                  1996
                                                       ---------------      ---------------
REVENUES, OIL and GAS ............................     $         9,821      $             -
                                                       ---------------      ---------------

OPERATING COSTS and EXPENSES:
  PRODUCTION EXPENSES ............................              19,595               11,450
  DEPLETION, DEPRECIATION AND
    AMORTIZATION .................................              16,012               30,104
  GENERAL AND ADMINISTRATIVE EXPENSES ............             160,003               92,424
                                                       ---------------      ---------------
    TOTAL                                                      195,610              133,978
                                                       ---------------      ---------------

OPERATING LOSS ...................................            (185,789)            (133,978)

OTHER INCOME (EXPENSE):
  INTEREST INCOME ................................               1,001                5,674
  INTEREST EXPENSE ...............................              (2,057)              (3,328)
                                                       ---------------      ---------------
                                                                (1,056)               2,346

INCOME TAXES .....................................                   -                    -
                                                       ---------------      ---------------
NET LOSS .........................................            (186,845)            (131,632)

RETAINED DEFICIT, BEGINNING ......................          (2,475,458)          (1,467,483)
DIVIDENDS ........................................                   -              (11,563)
                                                       ---------------      ---------------
RETAINED DEFICIT, ENDING .........................     $    (2,662,303)     $    (1,610,678)

NET LOSS PER COMMON SHARE ........................     $         (.025)     $          (.02)
                                                       ===============      ===============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....           7,373,873            6,666,638
                                                       ===============      ===============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE FINANCIAL STATEMENTS.

                        ARXA INTERNATIONAL ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                             JULY 31, 1997 AND 1996
                                  (UNAUDITED)
                      ------------------------------------

                                                                 SIX MONTHS ENDED
                                                                     JULY 31,
                                                       ------------------------------------
                                                            1997                  1996
                                                       ---------------      ---------------
REVENUES, OIL and GAS ............................     $        25,153      $             -
                                                       ---------------      ---------------
OPERATING COSTS and EXPENSES:
  PRODUCTION EXPENSES ............................              25,045               11,450
  DEPLETION, DEPRECIATION AND
    AMORTIZATION .................................              40,385               60,139
  GENERAL AND ADMINISTRATIVE EXPENSES ............             219,681              206,773
                                                       ---------------      ---------------
    TOTAL                                                      285,111              278,362
                                                       ---------------      ---------------
OPERATING LOSS ...................................            (259,958)            (278,362)

OTHER INCOME (EXPENSE):
  INTEREST INCOME ................................               1,032                6,991
  INTEREST EXPENSE ...............................              (4,335)              (7,073)
                                                       ---------------      ---------------
                                                                (3,303)                 (82)

INCOME TAXES .....................................                   -                    -
                                                       ---------------      ---------------
NET LOSS .........................................            (263,261)            (278,444)

RETAINED DEFICIT, BEGINNING ......................          (2,394,077)          (1,320,671)
DIVIDENDS ........................................              (4,965)             (11,563)
                                                       ---------------      ---------------
RETAINED DEFICIT, ENDING .........................     $    (2,662,303)     $    (1,610,678)

NET LOSS PER COMMON SHARE ........................     $         (.035)     $          (.04)
                                                       ===============      ===============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....           7,373,873            6,335,012
                                                       ===============      ===============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE FINANCIAL STATEMENTS.

                         ARXA INTERNATIONAL ENERGY, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 31, 1997
                                  (UNAUDITED)
                ------------------------------------------------

                                               SHARES                         AMOUNT                ADDITIONAL
                                    --------------------------      ---------------------------       PAID-IN          ACCUMULATED
                                      COMMON         PREFERRED        COMMON         PREFERRED        CAPITAL            DEFICIT
                                    ----------      ----------      ----------     ------------     ------------      ------------
BALANCE, JANUARY 31, 1997            7,306,159         426,944    $      7,306     $    426,944     $  3,435,488      $ (2,394,076)

RETIREMENT OF COMMON STOCK          (1,070,125)              -          (1,070)               -          (92,853)
RETIREMENT OF PREFERRED STOCK                -         (41,764)              -          (41,764)

ISSUANCE OF WARRANTS                         -               -               -                -           25,000

DIVIDENDS                                    -               -               -                -                -            (4,966)

SYNDICATION COSTS                            -               -               -                -          (25,000)
                                    ----------      ----------      ----------     ------------     ------------
BALANCE, APRIL 30, 1997              6,236,034         385,180    $      6,236     $    385,180     $  3,342,635

CONVERSION OF PREFERRED TO COMMON      254,170        (254,170)            254         (254,170)         253,916

ISSUANCE OF COMMON STOCK FOR CASH      500,000               -             500                -          349,500

ISSUANCE OF COMMON STOCK FOR:
 INVESTMENT BANKING SERVICES           250,000               -             250                -             (250)
 CONSULTING SERVICES                   150,000               -             150                -             (150)

ISSUANCE OF COMMON STOCK OPTIONS
 FOR CASH (NET OF COST)                      -               -               -                -           35,000

RETIREMENT OF COMMON STOCK WITH CASH   (16,000)              -             (16)               -          (11,984)

CORRECTION OF PRIOR PERIOD                (331)

NET LOSS FOR SIX MONTHS
 ENDED JULY 31, 1997                         -               -               -                -                -          (263,261)
                                    ----------      ----------      ----------     ------------     ------------      ------------
BALANCE, JULY 31, 1997               7,373,873         131,010    $      7,374     $    131,010     $  3,968,667      $ (2,662,303)
                                    ==========      ==========      ==========     ============     ============      ============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE FINANCIAL STATEMENTS.

                        ARXA INTERNATIONAL ENERGY, INC.
                           STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JULY 31, 1997 AND 1996
                                  (UNAUDITED)
                      ------------------------------------

                                                                          SIX MONTHS ENDED
                                                                              JULY 31,
                                                                 ------------------------------------
                                                                      1997                 1996
                                                                 ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS .................................................     $      (263,261)     $      (278,444)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPLETION, DEPRECIATION AND
    AMORTIZATION ...........................................              40,385               60,139
    OFFICER SALARY..........................................              90,000                    -
                                                                 ---------------      ---------------
                                                                        (132,876)            (218,305)
  CHANGES IN WORKING CAPITAL, NET OF
    EFFECTS OF NON-CASH TRANSACTIONS .......................             (14,064)             (57,899)
                                                                 ---------------      ---------------
 NET CASH USED IN OPERATING ACTIVITIES.....................             (146,940)            (276,204)
                                                                 ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY and EQUIPMENT, NET...................             (73,310)            (249,653)
  RETIREMENT OF NON-COMPETE AGRMNT FOR NOTE PAYABLE ........              25,687                    -
                                                                 ---------------      ---------------
  NET CASH USED IN INVESTING ACTIVITIES ....................             (47,623)            (249,653)
                                                                 ---------------      ---------------

CASH FLOWS FROM (USED IN)FINANCING ACTIVITIES:
  SALE OF COMMON STOCK, NET ................................             350,000              945,901
  SALE OF STOCK OPTIONS, NET ...............................              35,000                    -
  PROCEEDS FROM NOTES PAYABLE ..............................              47,500                    -
  CONVERSION OF PREFERRED STOCK TO NOTE PAYABLE .............            110,000                    -
  REPAYMENT OF NOTES PAYABLE ...............................             (84,480)            (107,515)
  PAYMENT OF SYNDICATION COSTS .............................                                  (27,000)
  RETIREMENT OF PREFERRED STOCK FOR NOTE PAYABLE............            (135,687)                   -
  RETIREMENT OF COMMON STOCK FOR CASH ......................             (12,000)                   -
                                                                 ---------------      ---------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES ................             310,333              811,386
                                                                 ---------------      ---------------
  NET INCREASE (DECREASE) IN CASH ..........................             115,770              285,529

  CASH AT BEGINNING OF PERIOD ..............................               2,667               34,402
                                                                 ---------------      ---------------
  CASH AT END OF PERIOD ....................................     $       118,437      $       319,931
                                                                 ===============      ===============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE FINANCIAL STATEMENTS.

                         ARXA INTERNATIONAL ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                   (UNAUDITED)

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

                         ARXA INTERNATIONAL ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
               FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                   (UNAUDITED)

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

                         ARXA INTERNATIONAL ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
               FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                   (UNAUDITED)

2. LONG-TERM DEBT

For the six months ended July 31, 1997, the Company borrowed short and long-term funds for the purposes of retiring common and preferred stock, release of certain liens on oil and gas properties, and investment in its oil and gas producing activities. The following summarizes long-term debt at July 31, 1997:

Notepayable, J. O. Schofield, dated March 12, 1997, non-interest bearing
    (imputed interest at eight percent), payable at seven percent of net funds received through March 12, 1999, after March 12, 1999 the note is repaid with the Company's common stock at the average market price for the five days
    preceding March 13, 1999 ...................................      $  77,285
Note payable, Duke Resources, dated March 12, 1997,
    due September 12, 1997, bears interest at eight
    percent and is unsecured ...................................         79,770
Note payable, individual, dated February 28, 1997,
    due February 28, 1998, non-interest bearing
    (imputed interest at eight percent), unsecured,
    repayable in cash or common stock at $1 per share ..........         25,000
                                                                      ---------
                                                                        182,055
Current maturities of long-term debt ...........................       (132,055)
                                                                      ---------
Long-term debt .................................................      $  50,000
                                                                      =========

Current maturities of long-term debt are $132,055 and $50,000 for the years ended July 31, 1998 and 1999.

3. COMMITMENTS AND CONTINGENCIES

The Companies leases corporate office space under a month to month agreement. Rent expense for the six months ended July 31, 1997 was $18,000.

                         ARXA INTERNATIONAL ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
               FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                   (UNAUDITED)

4. SHAREHOLDERS' EQUITY

The Company has authorized 100,000,000 shares of common stock, par value $.001.

The Company has authorized 2,000,000 shares of preferred stock, $1 par value, 5% cumulative, convertible into $1 per common share; redeemable at $2 per share, plus arrears. At July 31, 1997 and January 31, 1997, the total outstanding shares of preferred stock totaled 131,010 and 426,944, respectively.

During the period ending July 31, 1997, the Company under the terms of an agreement with a shareholder retired a portion of a covenant not to compete and retired 1,070,125 shares of common stock and 41,764 shares of preferred stock in exchange for a note payable of $110,000.

During the period ending July 31, 1997 certain shareholders converted 254,170 shares of preferred stock into 254,170 shares of common stock.

In mid-June 1997 an investment banking group that was granted a stock option to sell 1,000,000 shares of common stock for $700,000 sold 500,000 shares of common stock and delivered $350,000 to the Company.

During the six months ended July 31, 1997 the Company issued 400,000 shares of common in exchange for investment banking and consulting services.

Warrants for the purchase of common stock, $.001 par value, are summarized as follows:

       Exercise Price      Expiration Date    Number of Warrants
       --------------     -----------------   ------------------
           $2.00          August 9, 2000          2,025,000
           $5.00          February 28, 1998         356,458

No warrants have been exercised during any time period.

                         ARXA INTERNATIONAL ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
               FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                   (UNAUDITED)

5. INCOME TAXES

At July 31, 1997 and 1996, the effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                    1997         1996
                                  --------     --------
U.S. federal Statutory Tax Rate         34%          34%
Reconciling item ..............        (34)         (34)
                                  --------     --------
Effective rate ................        -0-          -0-
                                  ========     ========

For the six months ended July 31, 1997 and 1996, the Company's deferred tax asset, resulting from net operating losses, totaled $686,845 and $313,812, respectively. Income tax expense for the six months ended July 31, 1997 and 1996 was zero due a valuation allowance which offset the deferred tax asset and tax expense at these dates.

6.  SUBSEQUENT EVENTS

The Company announced on September 9, 1997 that it has entered into negotiations for the possible acquisition of the petroleum producing areas and other assets of Phoenix Energy Group, Inc. in exchange for ARXA common stock. These negotiations are in a preliminary stage and the parties have not agreed upon the material terms of the proposed transaction. Phoenix Energy Group is an oil and gas producing company with interests in several producing properties located in southeast Texas. The potential acquisition is being considered as a continuation of the Company's strategy for building value with acquisitions that have existing cash flow and offer additional development drilling locations with the potential for increased cash flow.

On July 3, 1997 Moose Operating Co., Inc, as General Partner for the West Sandy Creek Partners, Ltd. notified the Company that it had negotiated the sale of the West Sandy Creek Prospect Gas Gathering System to Dominion Pipeline together with a new gas sales contract for the wells in the West Sandy Creek Prospect area. The Company considered the purchased price to be fair based on the gathering systems current economics and approved the sale of the Company's two percent working

                         ARXA INTERNATIONAL ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
               FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                   (UNAUDITED)

6.  SUBSEQUENT EVENTS (continued)

interest in the Partnership. The sale of the pipeline system to Dominion Pipeline was approved by the West Sandy Creek Partners and on August 9, 1997 the Company received $10,450.00 for its interest in the gas gathering system. In August the Company was notified that American Exploration had acquired approximately 12 square miles of 3D seismic data in the West Lavaca River area as per a licensing agreement with the West Sandy Partners of which the Company has a two percent working interest. The data is currently being evaluated and integrated into the development drilling program for West Lavaca River.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three months ended July 31, 1997 the Company continued its drilling program in West Sandy Creek, Lavaca County, Texas. During the period the Company in conjunction with the operator Moose Oil and Gas drilled two unsuccessful wells, the Celli #2 and the RB. Miller #11. Both wells were plugged and abandoned after encountering non-commercial quantities of oil.

The Company continued its development drilling program in West Lavaca River, Lavaca County, Texas. The Knebel #1 was drilled and completed during July and is in the process of being converted to commercial gas sales. ARXA has a two percent working interest in the well. A second well, the Dancer Gas Unit #1 was plugged and abandoned after encountering non-commercial shows of gas.

The Company in conjunction with Moose Operating Company began production testing of the Smothers #1 well in West Lavaca River, Lavaca County, Texas that was drilled to a depth of 13,500 feet. The first of several zones being evaluated is producing oil and gas. The results of this initial test will be evaluated prior to testing the remaining potential producing zones in the well.

In Cameron Parish Louisiana the Company in conjunction with the operator continued evaluation of the Hansen #3 discovery. Additional rehabilitation work on the Hansen #3 is being evaluated. The Company also plans to participate in the drilling of a new well in the area before the end of 1997.

                         ARXA INTERNATIONAL ENERGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.

                            ARXA INTERNATIONAL ENERGY, INC.
                                     (Registrant)

Date: 9-15-97      By: /s/ WILLIAM J. BIPPUS
                       William J. Bippus
                       President


Date: 9-15-97      By: /s/ DENNIS P. MCGRATH
                       Dennis P. McGrath
                       Controller