Form 10QSB
period 1997-10-31
ARXA INTERNATIONAL ENERGY INC
filed 1997-12-22
CIK 774415

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                   FORM 10-QSB
                                 ---------------

     [X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

                 FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31,1997


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

                      110 Cypress Station Drive, Suite 280
                              Houston, Texas  77090
          (Address of principal executive offices, including zip code)

                                 (281) 444-1088
              (Registrant's telephone number, including area code)
                                  -------------

         Securities registered under Section 12(b) of the Exchange Act:

                              Name of Each Exchange
                     Title of Each Class on which Registered
                    -----------------------------------------

                          Common Stock, $.001 par value
                         OTC / ELECTRONIC BULLETIN BOARD


     Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x ]


      As of October 31, 1997, there were 20,377,194 shares of Common Stock outstanding.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         ARXA INTERNATIONAL ENERGY, INC.
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1997


PART I - FINANCIAL INFORMATION                                          PAGE


ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets as of OCTOBER 31, 1997 (unaudited)
  and JANUARY 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .    1

Statements of Operations for the Three
  Months Ended OCTOBER 31, 1997 and 1996 (unaudited) . . . . . . . . . .    2

Statements of Operations for the Nine
  Months Ended OCTOBER 31, 1997 and 1996 (unaudited) . . . . . . . . . .    3

Statement of Stockholders' Equity
  for the Nine months Ended OCTOBER 31, 1997 (unaudited) . . . . . . . .    4

Statements of Cash Flows for the
  Nine months Ended OCTOBER 31, 1997 and 1996 (unaudited). . . . . . . .    5

Notes to Unaudited Financial Statements. . . . . . . . . . . . . . . . .    6


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . . . . . . . . . . . .    9

                         Arxa International Energy, Inc.
                                 Balance Sheets
             as of October 31, 1997 (Unaudited) and January 31, 1997

                                     ASSETS

                                          October 31, 1997    January 31, 1997
                                          ----------------    ----------------
CURRENT ASSETS:


Cash And Cash Equivalents                   $   147,509         $     2,667
Accounts Receivable, Trade                      206,205              14,627
Other Current Assets                             12,302              22,906
                                            -----------         -----------
 Total Current Assets                           366,016              40,200

PROPERTY AND EQUIPMENT:
Successful Efforts Method:
Unproved Oil And Gas Properties                 528,843           1,144,159
Proved Oil And Gas Properties                 2,585,679             471,682
Furniture And Equipment                         150,125               9,609
                                            -----------         -----------
                                              3,264,647           1,625,450
Less - Accumulated Depletion,
  Depreciation And Amortization               (363,350)             (9,227)
                                            -----------         -----------
  Net Property And Equipment                  2,901,297           1,616,223

LONG-TERM INVESTMENT:                            66,040                   -

OTHER ASSETS:
Organization Cost, Net                                -                 663
Covenant Not To Compete, Net                          -              59,914
Investment in Pipeline Partnership                    -              20,000
Other                                            57,833                   -
                                            -----------         -----------
  Total Other Assets                             57,833              80,577
                                            -----------         -----------
                                            $ 3,391,186         $ 1,737,000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable, Trade                     $    65,104         $    29,554
Accrued Expenses                                 68,750             122,750
Current Liabilities, Long Term Debt             132,055              29,265
                                            -----------         -----------
  Total Current Liabilities                     265,909             181,569

LONG-TERM DEBT, Net Of Current Maturities        50,000              79,770

STOCKHOLDERS' EQUITY:
Preferred Stock                                       -             426,943
Common Stock                                     20,377               7,306
Additional Paid-In Capital                    3,054,900           3,435,488
Accumulated Deficit                                   -         (2,394,076)
                                            -----------         -----------
  Total Stockholders' Equity                  3,075,277           1,475,661

                                            $ 3,391,186         $ 1,737,000


The Accompanying Notes Are an Integral Part of These Financial Statements.

                         Arxa International Energy, Inc.
                            Statements of Operations
                           for the Three Months Ended
                            October 31, 1997 and 1996
                                   (Unaudited)


                                                        Three Months Ended
                                                             October 31,
                                                    ---------------------------
                                                      1997              1996

Revenues, Oil And Gas                                 $    15,722   $    4,866

Operating Costs and Expenses:
Production Expenses                                         5,852        2,167
Exploration Costs                                              -       447,210
Impairment of Oil & Gas Properties                        194,712            -
Depletion, Depreciation And
Amortization                                               28,218       30,972
General And Administrative Expenses                       (22,448)      95,155
                                                      -----------   ----------
   Total                                                  206,334      575,504


                                                      -----------   ----------
   Operating Loss                                        (190,612)    (570,638)

Other Income (Expense):
Interest Income                                               695        4,011
Interest Expense                                           (1,609)      (1,609)
Loss on Sale of Pipeline                                   (9,550)           -
                                                      -----------   ----------
                                                          (10,464)      2,402
Income Taxes                                                    -            -

                                                      -----------   ----------
   Net Loss                                              (201,076)    (568,236)



Net Loss Per Common Share                             $     (.026)  $     (.08)

Weighted Average Number Of Shares Outstanding           7,590,884    7,209,903


The Accompanying Notes Are an Integral Part of These Financial Statements.

                         Arxa International Energy, Inc.
                            Statements of Operations
                            for the Nine Months Ended
                            October 31, 1997 and 1996
                                   (Unaudited)

                                                        Nine Months Ended
                                                           October 31,
                                                  ----------------------------
                                                       1997              1996
                                                       ----              ----

Revenues, Oil And Gas                             $   40,875        $    4,866

Operating Costs and Expenses:
Production Expenses                                   30,897             2,168
Exploration Costs                                          -           458,660
Impairment of Oil & Gas Properties                   194,712                 -
Depletion, Depreciation And
Amortization                                          68,604            91,111
General And Administrative Expenses                  197,232           313,490
                                                  ----------        ----------
   Total                                             491,445           865,429

                                                  ----------        ----------
   Operating Loss                                   (450,570)         (860,563)

Other Income (Expense):
Interest Income                                        1,727            11,002
Interest Expense                                      (5,944)           (8,682)
Loss on Sale of Pipeline                              (9,550)                -
                                                  ----------        ----------
                                                     (13,767)            2,320
Income Taxes                                               -                 -

                                                  ----------        ----------
   Net Loss                                         (464,337)         (858,243)



Net Loss Per Common Share                         $    (.061)       $     (.12)

Weighted Average Number Of Shares Outstanding      7,590,884         7,209,903


The Accompanying Notes Are an Integral Part of These Financial Statements.

                         Arxa International Energy, Inc.
                       Statements of Stockholders' Equity
                   for the Nine Months Ended October 31, 1997
                                   (Unaudited)


                                                       Shares                        Amount
                                               ------------------------    -------------------------  Add'l Paid-in    Accumulated
                                                 Common       Preferred       Common       Preferred       Capital      Deficit
                                               ---------     ----------    ----------     ----------  -------------- --------------
Balance, July 31, 1997                         7,373,873        131,010    $    7,374     $  131,010   $   3,968,667  $  (2,662,303)

Conversion of Preferred to Common                131,010       (131,010)          131       (131,010)        130,879              -

Prior period adjustment                           16,001              -            16              -          11,984              -

Issuance of Common Stock for:
   Consulting Services                            70,000              -            70              -             (70)             -

Net Loss for the Nine months
   Ended October 31, 1997                              -              -             -              -               -       (464,337)

Reverse Acquisition of Arxa International
  by Phoenix Energy Group, Inc.
  on October 27, 1997                         12,786,310              -        12,786              -      (1,056,560)     3,126,640
                                            ------------   ------------  ------------   ------------    ------------   ------------
Balance, October 31, 1997                     20,377,194              -  $     20,377   $          -    $  3,054,900   $          -



The Accompanying Notes Are an Integral Part of These Financial Statements.

                         Arxa International Energy, Inc.
                            Statements of Cash Flows
                            for the Nine Months Ended
                            October 31, 1997 and 1996
                                   (Unaudited)


                                                          Nine Months Ended
                                                             October 31,
                                                         1997           1996
                                                    -----------     ----------
Cash Flows from Operating Activities:
    Net Loss                                        $  (464,337)    $ (858,243)
    Adjustments to Reconcile Net Loss to Net
    Cash Provided by Operating Activities:
       Loss on Disposition of Oil & Gas Properties        9,550        484,054
       Depletion, Depreciation and Amortization          68,604         91,111
       Impairment of Oil & Gas Properties               194,712              -

Changes in Working Capital:
    Net of Effects of Non-Cash Transactions            (204,388)       (26,871)
                                                     ----------     ----------
    Net Cash Used in Operating Activities              (395,859)      (309,949)

Cash Flows used in Investing Activities:
    Purchase of Oil & Gas Properties                 (1,396,812)    (1,082,170)
    Purchase of Furniture and Equipment                (117,242)             -
    Additions to Long Term Investments                  (66,040)             -
    Additions to Other Assets                           (57,278)             -
    Buyback of 25,000 Common Shares per agreement       (18,750)             -
    Sale of West Sandy Creek Pipeline                    10,450              -
                                                     ----------     ----------
        Net Cash Used in Investing Activities        (1,645,672)    (1,082,170)

Cash Flows from (used in) Financing Activities:
    Sale of Common Stock, Net                           350,000      1,569,900
    Sale of Stock Options, Net                           35,000              -
    Proceeds from Notes Payable                          25,000              -
    Repayment of Notes Payable                          (61,980)      (107,515)
    Payment of Syndication Costs                                       (27,000)
    Payment of Dividends                                               (11,562)
    Reverse Acquisition Equity Adjustment             1,838,353              -
                                                     ----------     ----------
    Net Cash Provided By Financing Activities         2,186,373      1,423,823

                                                     ----------     ----------
    Net Increase (Decrease) in Cash                     144,842         31,704

    Cash at Beginning of Period                           2,667         34,402
                                                     ----------     ----------

    Cash at End of Period                           $   147,509     $   66,106
                                                    -----------     ----------
                                                     ----------     ----------


The Accompanying Notes Are an Integral Part of These Financial Statements

                ARXA INTERNATIONAL ENERGY, INC.
                 NOTES TO FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                         (UNAUDITED)


1.  SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

    ARXA International Energy, Inc. (the Company) is engaged in crude oil and natural gas exploration, development, and production. The Company was inactive prior to August 8, 1995.

CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Companies consider all short-term securities purchased with a maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed by the straight-line methods for financial and federal income tax reporting over their useful lives, which are generally five to seven years.

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

                ARXA INTERNATIONAL ENERGY, INC.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
       FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                         (UNAUDITED)


2. LONG-TERM DEBT

     For the nine months ended October 31, 1997, the Company borrowed short and long-term funds for the purposes of retiring common and preferred stock, release of certain liens on oil and gas properties, and investment in its oil and gas producing activities. The following summarizes long-term debt at October 31, 1997:

     Note payable, J. O. Schofield, dated March 12, 1997,
     non-interest bearing (imputed interest at eight percent),
     payable at seven percent of net funds received through
     March 12, 1999, after March 12, 1999 the note is repaid
     with the Company's common stock at the average market
     price for the five days preceding March 13, 1999                $  77,285

     Note payable, Duke Resources, dated March 12, 1997, due
     September 12, 1997; bears interest at eight percent and
     is unsecured                                                       79,770

     Note payable, individual, dated February 28, 1997, due
     February 28, 1998, non-interest bearing (imputed interest
     at eight percent), unsecured, repayable in cash or common
     stock at $1 per share                                              25,000
                                                                     ---------
                                                                       182,055
     Current maturities of long-term debt                             (132,055)
                                                                     ---------
     Long Term-debt                                                  $  50,000
                                                                     ---------
                                                                     ---------

     Current maturities of long-term debt are $132,055 and $50,000 for the years ended October 31, 1998 and 1999.

3. COMMITMENTS AND CONTINGENCIES

     The Companies leases corporate office space under a month to month agreement. Rent expense for the nine months ended October 31, 1997 was $24,560.

4. SHAREHOLDERS' EQUITY

     The Company has authorized 100,000,000 shares of common stock, par value $.001.

     The Company has authorized 2,000,000 shares of preferred stock, $1 par value, 5% cumulative, convertible into $1 per common share; redeemable at $2 per share, plus arrears. At October 31, 1997 and January 31, 1997, the total outstanding shares of preferred stock totaled -0- and 426,944, respectively.

     During the period ending October 31, 1997, the Company under the terms of an agreement with a shareholder retired a portion of a covenant not to compete and retired 1,070,125 shares of common stock and 41,764 shares of preferred stock in exchange for a note payable of $110,000.

     During the period ending October 31, 1997 certain shareholders converted 385,180 shares of preferred stock into 385,180 shares of common stock.

     In mid-June 1997 an investment banking group that was granted a stock option to sell 1,000,000 shares of common stock for $700,000 sold 500,000 shares of common stock and delivered $350,000 to the Company.

     During the nine months ended October 31, 1997 the Company issued 470,000 shares of common in exchange for investment banking and consulting services.

                ARXA INTERNATIONAL ENERGY, INC.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
       FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                         (UNAUDITED)


     Warrants for the purchase of common stock, $.001 par value, are summarized as follows:

             Exercise Price       Expiration Date         Number of Warrants
             --------------       ---------------         ------------------
                $2.00             August 9, 2000             2,025,000
                $5.00             February 28, 1998            356,458


     No warrants have been exercised during any time period.

5. INCOME TAXES

     At October 31, 1997 and 1996, the effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                           1997                1996
                                           ----                ----
     U.S. federal Statutory Tax Rate         34%                 34%
     Reconciling item                       (34)                (34)
                                           ----                 ----
     Effective rate                           0                   0

     For the nine months ended October 31, 1997 and 1996, the Company's deferred tax asset, resulting from net operating losses, totaled $686,845 and $313,812, respectively. Income tax expense for the nine months ended October 31, 1997 and 1996 was zero due to a valuation allowance which offset the deferred tax asset and tax expense at these dates.

6.  SUBSEQUENT EVENTS

                                      -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On October 27, 1997 the Company executed a Purchase and Sale Agreement with Phoenix Energy Group, Inc., culminating the previously announced negotiations. Under the Agreement, the Company has acquired substantially all of the assets of Phoenix Energy Group, Inc. in exchange for 12,786,310 shares of the Company's Common Stock, representing approximately 63% of the issued and outstanding shares of Common Stock following the transaction. This type of transaction is generally regarded by the financial community as a "reverse acquisition" or "reverse merger".

     The assets acquired consisted of leasehold rights to properties associated with the oil & gas rights acquired, ownership of oil & gas reserves, the working and net revenue mineral interests in oil & gas properties, and the proportionate interests in the plant and equipment associated with such properties. Additionally, the assets consisted of all accounts receivable, all bank accounts, credits due and debts owed, seller's corporate offices and all related fixtures, office space, furniture, automobiles, computers, and leasehold improvements.

     Following the transaction, changes were made in the officers and directors of the Company:

     William J. Bippus, formerly President and CEO, resigned those positions, and was replaced by L. Craig Ford.

     Gregory A. Stephens, formerly Treasurer, resigned and was replaced by L. Craig Ford.

     William J. Bippus and Gregory A. Stephens remained as directors

     Thomas A. Abate and Umberto Brovedani resigned as directors, creating two vacancies.

     The vacancies were filled by the election of L. Craig Ford, President of Phoenix Energy Group, Inc. and John Moran, both directors of Phoenix Energy Group, Inc.

     The financial statements required in connection with this asset acquisition will be filed on or before January 11, 1998.

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

                         ARXA INTERNATIONAL ENERGY, INC.
                                  (Registrant)




Date:  December 20, 1997                    /s/ L. CRAIG FORD
                                           -----------------------------------
                                           President


Date:  December 20, 1997                   /s/ DENNIS P. McGRATH
                                           -----------------------------------
                                           Vice President and Controller