Form 10KSB
period 1997-10-31
ARXA INTERNATIONAL ENERGY INC
filed 1998-03-12
CIK 774415

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                    -----------

                                    FORM 10-KSB

                                    -----------

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL PERIOD ENDED OCTOBER 31, 1997

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

                                   -------------

           SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                           COMMON STOCK, $.001 PAR VALUE
                                  Title of Class



Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal period ended October 31, 1997 including ten months for Phoenix Energy Group, Inc. were $485,552. The aggregate market value of Common Stock held by non-affiliates of the registrant at February 10, 1998, based upon the last reported sales price on OTC Electronic Bulletin Board, was $2,952,739. As of February 10, 1998, there were 20,437,502 shares of Common Stock outstanding.

This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct.
Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are discussed in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                          ARXA INTERNATIONAL ENERGY, INC.

                                 TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I
------
ITEMS 1, 2.    BUSINESS AND PROPERTIES . . . . . . . . . . . . . . . . . . . . . . .1

ITEM 3.        LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . .9

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . 10

PART II
-------
ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . 11

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 7.        FINANCIAL STATEMENTS  (See below) . . . . . . . . . . . . . . . . . 16

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . 16

PART III
--------
ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . . 17

ITEM 10.       EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . 18

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . . 21

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . 24

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . 24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .F-1

                                    PART I

ITEMS 1 & 2.  BUSINESS AND PROPERTIES


INTRODUCTION

TRANSACTION BETWEEN ARXA AND PHOENIX

On October 27, 1997, ARXA International Energy, Inc. ("ARXA", the "Company" or "Registrant") purchased substantially all of the assets of Phoenix Energy Group, Inc. ("Phoenix") in exchange for 12,786,310 shares of ARXA's Common Stock, which, following the transaction, represented approximately 63% of the then total issued and outstanding shares of ARXA's Common Stock of 20,377,194, which resulted in a change in control of ARXA.

Because Phoenix obtained a controlling interest in ARXA, the transaction was accounted for as a "reverse acquisition.". Therefore, for financial statement purposes, Phoenix is considered the acquiror and ARXA the acquiree.

Accordingly, the consolidated financial statements of ARXA, as of October 31, 1997, reflect 1) Phoenix's historical operations and cost basis since its inception and 2) the net acquisition value of ARXA on October 27, 1997, accounted for under the purchase method of accounting.

L. Craig Ford, Phoenix's President and CEO, replaced William J. Bippus, ARXA's former President and CEO and its sole employee. Additionally, two members of ARXA's Board of Directors, Thomas A. Abate and Umberto Brovedani resigned; William J. Bippus and Gregory A. Stephens continued to serve as directors; the two vacancies were filled by L. Craig Ford and John Moran, who are both directors of Phoenix. Mr. Bippus was appointed as Vice President of Development, while all four of Phoenix's existing Vice Presidents were appointed as Vice Presidents of ARXA fulfilling similar functions as they did in Phoenix. (See Part III, Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act").

The assets that ARXA acquired in the transaction with Phoenix consisted of leasehold rights to properties associated with the oil and gas rights acquired, ownership of oil and gas reserves, the working and net revenue mineral interests in oil and gas properties, and the proportionate interests in the plant and equipment associated with such properties. Additionally, the assets consisted of all accounts receivable, all bank accounts, credits due and debts owed, Phoenix's corporate offices and all related fixtures, office space, furniture, automobiles, computers, and leasehold improvements. As of October 31, 1997, the audited, combined asset values of the two companies was approximately $2.5 million. The value of the Company's proved reserves are $2.2 million and possible reserves are $1.4 million as determined by R. A. Lenser & Associates.

At the time of the "reverse acquisition" the Company had a fiscal year ending January 31 while Phoenix Energy Group, Inc. had a fiscal year ending December
31. On January 8, 1998, to resolve the discrepancy on a cost effective basis, the Board of Directors voted to change ARXA's fiscal year end from January 31 to October 31, effective as of October 31, 1997.

BACKGROUND

ARXA International Energy, Inc. is an independent oil and gas company engaged in the acquisition, exploration, development and production of oil and gas properties in the United States. Formerly named Major League Enterprises, Inc., the Company was redomiciled as a Delaware Corporation in 1995 and commenced operations during 1996. After October 27, 1997, the Company's corporate headquarters have been located at 110 Cypress Station Drive, Suite 280, Houston, TX 77090.

Phoenix Energy Group, Inc. was incorporated as a Texas corporation on March 14, 1996. Mr. L. Craig Ford, then President and CEO of Phoenix and now also President and CEO of ARXA, established Phoenix to take over the management and ownership of two producing gas fields in Brooks County, Texas.

CERTAIN DEFINITIONS

As used herein, the following terms have the specific meanings set out:

               Bbl    =   barrel of oil
               MBbl   =   thousand barrels of oil
               Mcf    =   thousand cubic feet of gas
               MMcf   =   million cubic feet of gas
               Mcfe   =   thousand cubic feet of gas equivalent
               MMcfe  =   million cubic feet of gas equivalent

Natural gas volumes are converted to barrels of oil equivalent using the ratio of 6.0 Mcf of natural gas to 1 barrel of crude oil. Unless otherwise indicated, natural gas volumes are stated at the official temperature and pressure basis of the area in which the reserves are located.

OIL & GAS PROPERTIES -- A BRIEF DESCRIPTION

FLOWELLA FIELD -- This field is located in Brooks County, Texas, and is the Company's largest producing area. The Company has a 41-45% interest in three (3) completions in this field which produce from the Vicksburg Formation.

W. E. COLSEN FIELD -- This field is located in Brooks County, Texas, and produces gas from multiple sands in the Vicksburg Formation. The Company has an interest in three (3) producing wells in this field and a 21-22% interest in approximately 317 net acres under lease in the field area.

WEST LAVACA RIVER -- The Company has a 2-3% interest in approximately 17,500 acres in Lavaca County, Texas. The Company, during 1997, participated in the drilling of 6 successful wells and 3 unsuccessful wells. The area is being developed by Moose Oil and Gas, the operator, using 3D seismic data. The productive formations are the Miocene and Frio, and the prospective formations include the Yegua, Cook Mountain and Wilcox.

WEST SANDY CREEK -- The Company has a 2% interest in approximately 10,000 acres in the West Sandy Creek area of Lavaca County, Texas, operated by Moose Oil and Gas. At October, 1997, 11 wells were producing oil and gas from the Miocene, Frio, and Yegua formations. In January 1998, the Company sold its entire interest to Colt Resources for $48,526.

HACKBERRY -- The Company has a 10% interest in two leases comprising approximately 152 acres in Cameron Parish, Louisiana. Two (2) wells which produced oil from the Camerina Sands at 4,000 feet in depth are currently shut-in due to mechanical problems. Remedial action to return the wells to production is being evaluated.

LAST CHANCE -- The Company has a 50% interest in the Last Chance Gas Field in
     Emery County, Utah. The area includes six (6) wells that tested gas. The field is currently shut-in, waiting on development. The Company is formulating a development plan for the field.

SOUTH HOPE FIELD - In October, 1997, the Company acquired a 50% working interest from Union Gas Corporation in approximately 461 acres located in Lavaca County, Texas.


                              SUBSEQUENT EVENTS

VESLEY #1 -- The Company has a 50% interest in this well located in The South
     Hope Field in Lavaca County, Texas, which was drilled to a total depth of 8,100 feet in January, 1998. The well encountered two separate Miocene gas sands from well log analysis. The well is scheduled to be completed in the lower of the two sands in late February, 1998.

GARCIA RUPP #1 -- In October, 1997, the Company participated in a re-completion of this well, located in the Flowella Field, Brooks County, Texas. The well was perforated and completed in the Vicksburg sand at a depth of 10,118-10,127 feet. The well initially flowed at a rate of 1 MMcf Gas per day. As of January 25, 1998 the well was flowing at a rate of 0.466 MMcf Gas per day. The Company has a 45% interest in the well which, is operated by Coastal Oil Company.

OIL AND GAS RESERVES

The following table sets forth estimated net proved oil and gas reserves of the Company and the present value of estimated future pretax net cash flows related to such reserves as of December 31, 1996 and October 31, 1997. The reserve data and the present values were prepared by R. A. Lenser & Associates, Inc.
The present value of estimated future net revenues before income taxes was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and gas reserves owned by the Company.

                                                                    PROVED RESERVES
                                         ------------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)

                                               OCTOBER 31, 1997 (1)                   DECEMBER 31, 1996 (2)
                                         ---------------------------------      ---------------------------------
                                         DEVELOPED    UNDEVELOPED    TOTAL      DEVELOPED    UNDEVELOPED    TOTAL
                                         ---------    -----------    -----      ---------    -----------    -----
Oil and condensate (MBbls)                      24          15          39             15         -           15
Gas (MMcf)                                   1,057       1,877       2,934          1,025         -        1,025

Present value of estimated future
net revenues before income taxes (3)        $1,379        $854      $2,233         $1,458         -       $1,458

------------
(1) ARXA and Phoenix combined, (See "Part I, Items 1 & 2, "Transaction between ARXA and Phoenix")
(2) Phoenix only, (See "Part I, Items 1 & 2, "Transaction between ARXA and Phoenix")
(3) The present value of estimated future pretax net cash flows were determined by using current average prices of $19.66 per Bbl of oil and $1.91 per Mcf of gas as of October 31, 1997 and $22.00 per Bbl of oil and $2.70 per Mcf of gas as of December 31, 1996.

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another.
In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. Furthermore, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including future prices, production levels and costs, that may not prove correct.

No estimates of proved reserves comparable to those which we have included herein have been included in reports to any federal agency other than the Securities and Exchange Commission.

In accordance with Securities and Exchange Commission regulations, the Lenser Report used oil and gas prices in effect as of the report dates. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to those dates. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

VOLUMES, PRICES AND OIL AND GAS OPERATING EXPENSE

The following table sets forth certain information regarding the production volumes of, average sales prices received for and average production costs associated with the Company's sales of oil and gas for the periods indicated.

                                                                           FROM
                                                                      INCEPTION
                                                         JANUARY 1     MARCH 14
                                                           THROUGH      THROUGH
                                                        OCTOBER 31     DECEMBER
                                                          1997 (1)      1996 (2)
                                                        ----------    ----------
    PRODUCTION:
    -----------
    Oil and condensate (MBbls)                                   2            1
    Gas (MMcf)                                                 172           81
    Total Mmcfe                                                 84           89

    AVERAGE SALES PRICE:
    --------------------
    Oil and condensate ($ per Bbl)                          $23.33       $22.57
    Gas ($ per Mcf)                                          $2.50        $2.59

    Average oil & gas operating expense ($ per Mcfe)(3)       $.80        $1.29

------------
(1) ARXA and Phoenix combined, (See "Part I, Items 1 & 2, "Transaction between ARXA and Phoenix")
(2) Phoenix only, (See "Part I, Items 1 & 2, "Transaction between ARXA and Phoenix")
(3) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), work over costs, insurance and property and severance taxes.


PRODUCTIVE WELLS

The following table sets forth the number of productive wells in which the Company (ARXA and Phoenix combined, See "Part I, Items 1 & 2, "Transaction between ARXA and Phoenix") owned an interest as of October 31, 1997.

                                   GROSS    NET
                                   WELLS   WELLS
                                   -----   -----
              Flowella Field          3    1.28
              W. E. Colson Field      3    0.49
              West Lavaca River       6    0.12
              West Sandy Creek       11    0.22
                                     --    ----

              Total                  23    2.11
                                     --    ----

ACREAGE DATA

The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of October 31, 1997 (ARXA and Phoenix combined, See "Part I, Items 1 & 2, "Transaction between ARXA and Phoenix"). Developed acres refers to acreage within producing units and undeveloped acres refers to acreage that has not been placed in producing units.

                                    DEVELOPED ACRES       UNDEVELOPED ACRES
                                    ---------------       -----------------
                                     GROSS    NET           GROSS    NET
                                     -----    ---           -----    ---
            Flowella Field(1)            0      0               0       0
            W. E. Colson Field       1,155    205               0       0
            West Lavaca River        1,584     33          15,916     318
            West Sandy Creek         2,444     52           7,556     151
            Hackberry                    0      0             152      15
            South Hope                   0      0             423     212
            Naconiche                    0      0             750     375
            North Dakota                 0      0             800     500
            Michigan                     0      0             708     443
            South Last Chance            0      0           8,792   4,396
                                     -----    ---          ------   -----
            Total                    5,183    290          35,097   6,410

            (1)   The Company owns well bore interests only.


EMPLOYEES

The Company currently employs 8 full time salaried persons. In addition to the four executives described in Item 9 (Ford, Bippus, McGrath and Veh), the Company has the following personnel: a staff of two in corporate administration and support, one accounting staff, one landman.

OFFICE FACILITIES

The Company leases approximately 4,155 square feet of office space in Houston, Texas. The lease is for a term of 60 months beginning on January 1, 1997 and ending on December 31, 2001, with a monthly lease rate of approximately $3,948.

DESCRIPTION OF THE BUSINESS

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

HAZARDS AND DELAYS

Hazards such as unusual or unexpected formations, pressures, down-hole fires, blow-outs and loss of circulation of drilling fluids are risks involved in drilling and operating oil and gas wells. The Company may not be insured against all losses or liabilities that may arise from such hazards, because such insurance is unavailable, because management has elected not to purchase such insurance due to the high premium cost, or for other reasons. In the event the Company incurs uninsured losses or liabilities, the Company's available funds would be reduced and interests in producing properties might be lost. Even though a well is completed and is found to be productive, or even if it has produced oil and gas for a significant period of time, water or other deleterious substances may be encountered that may impair or curtail production or marketing of oil or gas from such well. The cost of producing oil and gas reserves can vary depending upon unpredictable performance by a well or group of wells, and is subject to all of the hazards of operating wells. If it is necessary to deepen, rework or recomplete certain wells in order to maximize production, there can be no assurance that money spent for such activities will be recoverable, that the intended result will be achieved, or that any of the other high risks of drilling activity will not adversely affect the Company.

DRILLING POLICY

The Company operates wells in areas where management is of the opinion it is in the best interests of the Company to do so. As operator, it will be responsible for all operational functions, including drilling, development, testing, and completion and equipping wells, production pumping and the sale of oil and gas production. It is anticipated the Company will conduct development drilling on the properties it acquires to enhance production and will engage in exploratory drilling activity.

The Company does not expect to own any drilling equipment. Drilling and certain other activities including seismic acquisition will be conducted by non-affiliated contractors under the Company's supervision. A portion of the Company's seismic acquisitions may be conducted by IPX, LLC, a corporation owned by John Moran, a Director of the Company. Activities such as production pumping, storage, deliveries, and equipment maintenance will be conducted by Company employees or non-affiliated contractors, depending on which approach is more efficient.

ACQUISITION OF UNDEVELOPED PROSPECTS

Management will select undeveloped prospects which will be acquired by the Company at the lesser of cost or fair market value. Depending on its attributes, a prospect may be characterized as an "exploratory" or "development" site. Generally speaking, exploratory drilling involves the conduct of drilling operations in search of a new and yet undiscovered pool of oil and gas, whereas development drilling involves drilling to a known producing formation in a previously discovered field.

The prospects will be acquired pursuant to arrangements whereby the Company will purchase between 1 percent and 100 percent of the working interests, subject to landowners' royalty interests and other royalty interests payable to unaffiliated third parties. The Company will generally acquire less than 100 percent of the working interests in each prospect in which it will participate.

The actual number, identity and percentage of working interests and leases or other interests in prospects to be acquired by the Company will depend upon, among other things, the total amount of money raised by the Company and the borrowing of funds, the latest geological and geophysical data, potential title or spacing problems, availability and price of drilling services, tubular goods and services, approvals by federal and state departments or agencies, agreements with other working interests owners in the prospects, farm-ins, and continuing review of other prospects that may be available.

DRILLING AND COMPLETION PHASE

It is anticipated that most wells will be drilled to the depth determined appropriate to target oil or gas production. Some shallower or deeper development prospects may be drilled. Thereafter, the Company will complete each well deemed by the Company to be capable of production of oil or gas in commercial quantities.

In the event the funds allocated for exploratory wells are not used to drill such wells, such funds together with unexpended completion funds will be used to drill additional development wells, acquire seismic date to identify future well locations, or lease relevant exploration or development areas.

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

PRODUCTION PHASE OF OPERATIONS

Once the Company's wells are "completed" (i.e., all surface equipment necessary to control the flow of, or to shut down, a well has been installed, including the gathering pipeline), production operations will commence. The Company intends to sell gas production from its wells to industrial users, gas brokers, interstate pipelines or local utilities. Management will negotiate with various parties to obtain gas purchase contracts. Due to rapidly changing market conditions and normal contracting procedures, final terms and contracts will not be completed until after the wells have been drilled. As a result of the effects of weather on costs, the Company's results may be affected by seasonal factors. In addition, both sales volumes and prices tend to be affected by demand factors with a significant seasonal component.

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

The Company bears its proportionate share of the cost of drilling and completing or drilling and abandoning each of the Company's wells. To the extent that the Company acquires less than 100 percent of a prospect, its drilling and completion costs of that prospect will be proportionately decreased. The operating agreement will provide that the Company will pay the operator the prospect cost and the dry hole cost for each planned well prior to the spud date (commencement of actual drilling), and the balance of the completed well costs when the well is completed and ready for production, in the case of a completed well.

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

The Company will have the right to take in-kind and separately dispose of its share of all oil and gas produced from its prospects, excluding its proportionate share of production required for lease operations and production unavoidably lost. Initially, the Company will designate the operators as its agents to market such production and authorize the operators to enter into and bind the Company in such agreements as they deem in the best interest of the Company for the sale of such oil and/or gas. If pipelines which have been built by an operator are used in the delivery of natural gas to market, the operator may charge a gathering fee not to exceed that which would be charged by a non-affiliated third party for a similar service.

An operating agreement will continue in force so long as any such well or wells produce, or are capable of production. Any non-producing well will then be plugged and abandoned consistent with the terms of the operating agreement.

EXPENDITURE OF PRODUCTION REVENUES

The Company's share of production revenue from a given well will be burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs. Such expenditures involve amounts payable solely out of, or expenses incurred by reason of, production operations. Inasmuch as the Company's primary source of income will be production revenues, the Company will be required to borrow any funds it may require to meet operation expenditures prior to production.

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

COMPETITION, MARKETS AND REGULATIONS

COMPETITION

The Company is expected to encounter strong competition from many other potential producers of oil and gas, including many which possess larger staffs and greater financial resources in acquiring economically desirable properties. Many external factors beyond the Company's control will determine the prices obtainable for the Company's oil and gas production. Oil and gas production is subject to significant governmental regulation, including regulations fixing rates of production and the maximum sales price of some categories of natural gas, and it is possible that these regulations pertaining to pricing and rates of production could become more pervasive and stringent in the future. The Company faces competition in all aspects of its business, including, but not limited to, acquiring reserves, leases, licenses and concessions; obtaining goods, services and labor needed to conduct its operations and manage the Company; and marketing its oil and gas. The Company's competitors include multinational energy companies, government-owned oil and gas companies, other independent producers and individual producers and operators. The Company believes that its competitive position is affected by price, its technical capabilities, and ready access to markets for production. Many competitors have greater financial and other resources than the Company, more favorable exploration prospects and ready access to more favorable markets for their production.

CURRENT MARKETS FOR OIL AND GAS

The future revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and gas. For the last several years, prices of these products have reflected a worldwide surplus of supply over demand. The price received by the Company for its crude oil and natural gas will depend upon numerous factors, the majority of which are beyond the Company's control, including economic conditions in the United States and elsewhere, the world political situation as it affects OPEC, the Middle East (including the current embargo of Iraqi crude oil from worldwide markets and other producing countries), the actions of OPEC and governmental regulation. The fluctuation in world oil prices continues to reflect market uncertainty regarding OPEC's ability to control member country production and underlying concern about the balance of world demand for and supply of oil and gas. Decreases in the prices of oil and gas have had, and could have in the future, an adverse effect on the Company's development and exploration programs, proved reserves, revenues, profitability and cash flow.

INSTABILITY OF PRICES OF OIL AND GAS

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

ITEM 3.     LEGAL PROCEEDINGS

No legal proceedings are pending to which the Company or any of its property is subject, nor to the knowledge of the Company are any such legal proceedings threatened.

The Company filed a suit in the 113th Judicial District, Harris County, Texas, docketed to No. 97-06946, on February 10, 1997 against John O. Schofield and Duke Resources Corporation. Mr. Schofield is the former Chairman of the Board of the Company and is the owner of Duke Resources
Corporation.   The complaint alleged breach of fiduciary duty, breach of
contract and wrongful foreclosure relating to certain assets pledged by the Company as collateral for a Promissory Note. The Company sought a declaratory judgment as to the status of the assets, damages, and attorneys fees. No response was filed, the litigation was settled by agreements dated March 12, 1997, and April 25, 1997 and the suit was dismissed, with prejudice, by agreement of the parties on March 18, 1997.

Under the terms of the settlement:

     1. The collateralized Promissory Note from the Company to Duke Resources Corporation was restructured. Accrued interest on the indebtedness of $79,770 was paid to the date of the restructuring. Under the terms of the restructured Promissory Note, interest at the rate of eight percent (8%) per annum is payable quarterly, on or before the 12th day of the third month following execution and each three months thereafter. The maturity date was extended to September 12, 1997 with provisions for further successive six month extensions to March 12, 1999 provided that interest payments are current as of each extension date.

     2. Duke Resources Corporation released the various oil and gas leases held as collateral for the original Promissory Note and reassigned those to the Company. These were the assets underlying the litigation.

     3. Mr. Schofield agreed to transfer to the Company for cancellation 1,070,125 shares of the Company's Common Stock and 41,764 shares of the Company's Class A Preferred Stock. The Company agreed to pay Mr. Schofield $110,000 to be paid at the rate of seven percent (7%) of the net proceeds to the Company of future offerings of the Company's equity securities when the primary purpose of the offering is the raising of capital. (See "Certain Relationships and Related Transactions"). To the extent that there is any unpaid balance on March 12, 1999, Mr. Schofield will convert such balance to Common Stock based on the average market price for the five days preceding maturity.

     4. Mr. Schofield agreed to convert his remaining 175,000 shares of Class A Preferred Stock to 175,000 shares of Common Stock. (See "Certain Relationships and Related Transactions").


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the nine month fiscal period covered by this transition report, through the solicitation of proxies or otherwise.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "ARXA." Public trading of the Company Common Stock commenced on August 8, 1995 and the market for the Common stock is limited, sporadic and highly volatile. The following table sets forth the high and low closing bid price of the Common Stock for the periods indicated. The information was obtained from Trading and Market Services of the NASDAQ Stock Market, Inc. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and do not represent actual transactions.

                                                             PRICE RANGE(1)
                                                           -----------------
          FISCAL YEAR/PERIOD                               HIGH         LOW
          ------------------                               ----         ---
          FEBRUARY 1, 1995 TO JANUARY 31, 1996
               Third Quarter (commencing August 8, 1995)  $ 3.000     $ 1.825
               Fourth Quarter . . . . . . . . . . . . . .   4.750       3.000
          FEBRUARY 1, 1996 TO JANUARY 31, 1997
               First Quarter. . . . . . . . . . . . . . .   6.375       2.625
               Second Quarter . . . . . . . . . . . . . .   6.50        5.000
               Third Quarter. . . . . . . . . . . . . . .   5.875       1.50
               Fourth Quarter . . . . . . . . . . . . . .   3.5         1.50
          FEBRUARY 1, 1997 TO OCTOBER 31, 1997 (2)
               First Quarter. . . . . . . . . . . . . . .   2.25        1.5625
               Second Quarter . . . . . . . . . . . . . .   4.375       1.50
               Third Quarter. . . . . . . . . . . . . . .   2.375       1.1875

     (1) ARXA only, (See "Part I, Items 1 & 2, "Transaction between ARXA and Phoenix")
     (2) Fiscal year end, changed by the Board of Directors from January 31, 1998 to October 31, 1997, (See "Part I, Items 1 & 2, "Transaction between ARXA and Phoenix")


On February 10, 1998, the closing bid price for the Common Stock was $.57, and there were approximately 1,215 holders of record.

The Company which has not had any earnings, has not paid, and the Company does not currently intend to pay, cash dividends on its Common Stock. The current policy of the Company's Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of the Company's business. Such policy will be reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company's earnings and financial position.

At the beginning of the transition period ended October 31, 1997 there were 426,943 shares of the Company's Class A Preferred Stock issued and outstanding, of which 216,764 shares were held by Mr. John O. Schofield. Mr. Schofield transferred 41,764 shares to the Company in partial settlement of litigation (see "Legal Proceedings"), leaving 385,179 shares issued and outstanding. By the close of the transition period the holders of all such 385,179 shares had converted them to 385,179 shares of Common Stock.

None of the Company's warrants are traded in any public trading market.

SALE BY THE COMPANY OF UNREGISTERED SECURITIES

During the nine month period covered by this transition report ending October 31, 1997, the Company issued the following securities without registration under the Securities Act of 1933, as amended:

     1. The Company issued 385,179 shares of its Common Stock to the holders of its issued and outstanding Class A Preferred Stock upon conversion of such shares, as follows:

                                                  NUMBER OF
                           DATE                 COMMON SHARES
                         --------               -------------
                         04/25/97                  175,000
                         05/16/97                   72,606
                         06/24/97                    6,563
                         10/27/97                  131,010

     Such conversion issuances were considered exempt under Section 3(a)(9) of the Securities Act.

     2. On October 27, 1997 the Company issued 12,786,310 shares of its Common Stock to Phoenix Energy Group, Inc. for acquisition of substantially all of the assets of Phoenix. Such issuance was deemed exempt under
          Section 4(2) of the Securities Act.

     3. On December 4, 1997, pursuant to resolutions of the Company's Board of Directors, as amended and ratified by subsequent resolutions on October 27, 1997, the Company issued shares of its Common Stock to various persons as recognition of services rendered:

                                                    NUMBER OF
                         NAME                     COMMON SHARES
                         ----                     -------------
                         Gregory Stephens*           50,000
                         John Catricola              50,000
                         Thomas Abate*               50,000
                         Mega Holdings, Inc.*        50,000


     Such issuances were considered exempt under Section 4(2) of the Securities Act.

     -------------------------
     *See "Certain Relationships and Related Transactions"

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

A.   RESULTS OF OPERATIONS

The Company's independent auditors have included an explanatory paragraph in their report on the Company's consolidated financial statements as of December 31, 1996 and October 31, 1997 and for the periods then ended which states that "the Company had a net loss of $1,314,584 for the ten month period ended October 31, 1997 and had an accumulated deficit of $1,446,717 at that date.

This accumulated deficit for the 19-1/2 month period from March 14, 1996 (inception), to October 31, 1997 is comprised of the following:

     Write-down of properties due to ceiling test                     $   364,808
     Issuance of stock for compensation                                   378,930
     Equity in loss of an oil and gas venture                             267,413
     Cost to purchase a public shell corporation, charged to expense       93,083
     Cost paid to external financial consultants for fund raising
       activities                                                          49,573
     Cost to acquire joint venture interests, charged to expense           70,000
     Other operating activities                                           222,910
                                                                      -----------
       Accumulated Deficit                                            $ 1,446,717

B.   LIQUIDITY AND CAPITAL RESOURCES

The Company's independent auditors have included an explanatory paragraph in their report on the Company's consolidated financial statements as of December 31, 1996 and October 31, 1997 and for the periods then ended which states that "The Company is currently seeking outside sources of financing to fund its development efforts. Should the Company be unable to access such financing, it will have to materially curtail its development and operating activities."

The Company notes that there currently is sufficient monthly cash flows from operations to operate the business for the next year, especially when considering 1) the estimated additional monthly net cash flows from the re-completion of the Garcia #1 of $7,000 and the newly drilled and completed Vesley #1 of $9,000 and 2) decreases in the Company's administrative and investment costs, which have been implemented.

The Company's plan for providing the necessary capital resources to grow its asset base is explained below in "Actions being Taken".

C.   MANAGEMENT'S RESPONSE AND PLAN OF OPERATION

BACKGROUND

Phoenix Energy Group, Inc., ("Phoenix") was incorporated in Texas on March 14, 1996. Mr. L. Craig Ford, then President and CEO of Phoenix and now President and CEO of ARXA International Energy, Inc. ("ARXA"), formed Phoenix at the direction of a group of working interest owners (the 'original' working interest owners) with significant personal investments in two producing gas fields in Brooks County, Texas.

These working interest owners were part of a much larger group which invested over $12 million in several joint venture oil and gas drilling projects. Collectively, the working interest owners were facing losses of up to 80% on their original investment. Mr. Ford recognized that despite the horrendous loss of investment the residual value of the assets constituted a sufficient reserve and cash flow basis upon which to initiate a turnaround plan. The plan was presented to the original working interest owners who immediately agreed to support the plan with seed capital.

FOUR-PHASED TURNAROUND PLAN
1.  Form a new company
2.  Negotiate a change in management of the various joint ventures
3.  Consolidate the reserves of the joint ventures into the new company
4.  Initiate a plan to take the company public

Mr. Ford and the Board of Directors of Phoenix caused an audit to be performed on the managing joint venturer and negotiated a settlement between the joint venturers and the managing joint venturer. These negotiations led to liquidation of certain assets of the former manager and the disbursing of residual proceeds to the individual joint ventures after settling trade and other obligations. Mr. Ford completed Phases 1 and 2 of the turnaround plan by September, 1996.

Phase 3 of the turnaround plan, was completed in late January, 1997. The consolidation was accomplished through an exchange of individual investor reserves in each producing well for Phoenix restricted common stock. Approximately 93% of the reserves were consolidated. The acquired reserves were valued at $2.1 million by Phoenix's independent reservoir engineering firm, R.
A. Lenser and Associates and in early 1997 were generating approximately $75,000 per month in net operating cash flow.

With Phase 3 completed, Phoenix Energy Group, Inc. became as a full-fledged energy company. Between January and October, 1997, Mr. Ford positioned Phoenix to begin evaluating oil and gas properties for acquisition and to search for a publicly traded, business combination candidate by 1) hiring experienced oil and gas executives in key management roles, 2) negotiating a strategic relationship with a 3-D seismic prospect development company, and 3) developing relationships with energy banks and mezzanine financial sources. Phase 4 of Phoenix's turnaround plan was achieved on October 27, when Mr. Ford closed the "reverse acquisition" of ARXA International Energy, Inc., a fully reporting, publicly traded company (OTC Electronic Bulletin Board under the symbol "ARXA.").

DIRECTION

Both Phoenix and ARXA have always been seriously undercapitalized. With Phase 4 completed, management has turned its attention to positioning the company with the forecasted (see below) working capital necessary to initiate the strategic plan of the company. Provided below is management's discussion of the Company's strategy, a summary of the Company's assets, significant issues facing the Company and the action steps being taken now.

STRATEGY

Management believes that in this initial stage the company should emphasize building strong fundamentals at minimum risk given the nature of the business. That is, the focus should be on building cash flow and reserves through the acquisition of low risk producing oil and gas opportunities. Exploration, however, is an integral part of the growth of any energy company and must be part of the asset growth plan for ARXA. The challenge, therefore, is to build the asset base of the company through careful risk-reward analysis given our scare corporate resources.

OIL AND GAS PRODUCTION ACQUISITIONS Asset growth comes from a) acquiring producing reserves, or b) exploring for, then developing, newly discovered reserves. Acquiring reserves is capital intensive with very low risk and investment returns in the 8% to 15% range (mean of 10%). For an emerging energy company, like ARXA, an investment growth plan of 70% production acquisitions and 30% exploration would be ideal, however, because of price competition for proved reserve acquisitions in the current environment (a "feeding frenzy"), it is difficult to maintain a 70/30 ratio.

Despite the pricing issue, however, ARXA is committed to aggressively building strong fundamentals through production acquisitions. The larger ARXA's reserve and cash flow base becomes, the greater ARXA's ability to internally finance, or leverage through commercial energy banking and secondary capital market sources, growth capital. The Company's strategy for financing acquisitions of producing oil and gas reserves is to use ARXA's energy banking and project financing sources for interim capital funding, then equitize any underlying debt with a public offering of securities.

HEDGING THE COST AND RISK OF EXPLORATION Because of the risk associated with oil and gas, the corporate level return on investment ("ROI") should be in the 25% to 30% range. With production acquisitions currently yielding 8% to 15% energy companies must have an exploration solution to cover the shortfall in ROI. Exploration, however, is capital intensive with increasing levels of risk. The amount of risk is determined by the type of project and the technology employed in developing the 'OIL OR GAS POTENTIAL' hypothesis--proving the hypothesis requires drilling. ARXA will limit capital intensive, risky ventures, yet "adding new reserves through the drill bit" is necessary for two reasons. First, a company cannot depend indefinitely on a continuous supply of properly priced producing well acquisitions. Second, the return on new reserves is measured in multiples of total investment, rather than on a negotiated discount off projected future net revenues which is the structure for producing well acquisitions.

From an exploration positioning perspective, until the company is positioned through a public offering of securities to raise exploration risk capital, ARXA's niche lies in controlling the technical information and strategic acreage within a prospect, then 'flipping' the prospect to a large exploration company with the risk dollars to invest in exploratory drilling. ARXA's exploration solution lies in the company's strategic relationship with Integrated Petroleum Exploration ("IPX"). IPX is a 2-D and 3-D seismic prospect development company headed by John Moran, an ARXA Director and Vice President of Exploration. (See "Certain Relationships and Related Transactions")

The IPX arrangement provides that whenever ARXA funds development of an IPX prospect, ARXA earns 50% of the "promoted" interest in the well. In addition to the demand for fundamentally sound exploration prospects developed by reputable geologists and geophysicists, exploration prospect 'deals' almost always include reimbursement of 100% of all prospect development costs. The first ARXA/IPX prospect, 'Sayre Ranch' in the Anadarko Basin of Oklahoma, was sold to a large independent exploration company. By the terms of the sale, ARXA recovered 100% of $470,000 in leasehold acquisitions and other prospect development costs and shares an equity interest in future prospect wells with IPX. This strategy optimizes new reserve growth while moderating the cost and risk of exploration. In the Sayre Ranch prospect any newly discovered reserves accruing to ARXA's interest will be at "zero" cost to ARXA.

FOCUS AREAS AND FUTURE GROWTH ARXA's prime geographical focus will be California and the Michigan basin. The Company's secondary focus will be in the "Texas, Oklahoma, New Mexico and Louisiana" region where opportunities still exist, however, because of the acquisition costs and competitive barriers in these states, management concludes that there are few appropriate opportunities for a company with ARXA's capital resources.

ASSETS

1.   ARXA'S MANAGEMENT TEAM   This is ARXA's most important asset.  It is the
     management team and deal flow which has attracted the energy banks and industry specific finance sources at such an early stage.

2.   ARXA'S FINANCIAL MARKET POSITIONING   ARXA's second most important asset
     is access to energy banking, industry specific financial sources, and now, with the reverse acquisition complete, access to the primary capital market. Management's rapid growth strategy calls for the company to acquire oil and gas producing reserves using energy banking and industry specific finance source debt, then equitize the underlying debt with a public offering of stock.

3.   ARXA'S "DEAL FLOW"   Energy companies grow through deal flow.  ARXA has
     successfully identified good acquisition targets and at prices up to 50% below market. This strategic advantage is attractive to energy banks and industry specific finance sources.

4.   ARXA'S ACCESS TO FUNDAMENTALLY SOUND EXPLORATION PROSPECTS   An exploration
     solution is essential to overcoming the shortfall between return on acquired reserves and minimum return on investment criteria given the risk associated with oil and gas investment. ARXA has ground floor access to 3-D seismic controlled exploration prospects, therefore the ability to promote prospect development to risk oriented, appropriately financed exploratory drilling companies.

ISSUES

CAPITALIZATION   Acquisitions of oil and gas producing assets tend to be large.
In order to grow the asset base through acquisitions the company needs to be positioned with the liquidity, in the form of cash or a large, unencumbered reserve base, to cover the spread between acquisition price and energy bank advance rates. Without the ability to capitalize on large acquisition opportunities growing the company asset base is relegated to higher risk proved undeveloped drilling opportunities, and the occasional small acquisition with limited return potential. The inability to finance the spread between energy bank advance rates and acquisition price is the greatest barrier to short term growth facing the company. Phase I in "Actions Being Taken" below addresses the strategy being pursued by the company in order to provide the initial liquidity necessary to grow the asset base through producing oil and gas acquisitions.

PUBLIC SECURITIES MARKET ACCESS   The rapid growth strategy of the company
provides for acquisition of producing oil and gas assets using energy banking and industry specific project financing debt, then equitizing this debt in a public offering of securities. On the exploration side, the company is committed to an exploration solution, however, because of the risk profile for exploration ventures it is the strategy of the company to use equity rather than debt to capitalize exploration. ARXA is a fully reporting, publicly traded company. In order to capitalize on this public market opportunity, the company must become NASDAQ qualified. Phase I in "Actions Being Taken" will provide the additional assets necessary to file for NASDAQ listing. Phase II is the plan for capitalizing on the NASDAQ qualification by equitizing the underlying debt on producing oil and gas acquisitions acquired in Phase I and funding the company's exploration efforts.

ACTIONS BEING TAKEN

PHASE I:  INITIAL CAPITALIZATION, POSITION FOR A PUBLIC OFFERING OF SECURITIES

1.   Fund a $6 million working capital budget.

     a) Convert non-yield and low yield oil and gas reserves to cash and commit these proceeds to the working capital budget. Management believes the value of these reserves to be in the $1.5 million to $3 million range.

     b) Sell a private placement of securities to fund the shortfall between $6 million dollars and the proceeds from the sale of converted oil and gas reserves.

     c) Combine $4 million from the private placement/asset conversion with a like amount from ARXA's energy banking or other debt financing sources to fund a minimum $8 million acquisition budget. Use the remaining $2 million to fund acquisition of the Enhanced Oil Recovery projects, for start-up costs associated with the IPX exploration prospect development opportunity in California, and for other corporate purposes.

PHASE II:  PUBIC OFFERING OF SECURITIES

Identify an appropriate underwriter who will successfully place a public offering of stock to retire the underlying debt on phase I acquisitions, develop the EOR projects, and complete the funding of the IPX exploration prospect development opportunity in California.

ITEM 7. FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The auditor for ARXA International Energy, Inc. for the fiscal year ended January 31, 1997 was McManus & Co., P.C., CPA's. The auditor for Phoenix Energy Group, Inc. ("Phoenix") was Hein + Associates L.L.P. As a result of the "reverse acquisition" of the Company by Phoenix on October 27, 1997, the auditors of Phoenix, Hein + Associates, L.L.P., assumed responsibility for the consolidated audit as of October 31, 1997. There were no disagreements with respect to accounting principles or practices, financial statement disclosure, or auditing scope or procedure with the Company's former auditors, McManus & Co., P.C., CPA's, nor for either of the past two fiscal years was there an adverse opinion, disclaimer of opinion or modification.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

L. CRAIG FORD, age 50, serves as a Director and as President and Chief Executive Officer of the Company. He has been the President and Chief Executive Officer of Phoenix Energy Group, Inc. since its inception in March, 1996. In that capacity he managed Phoenix's acquisition of 93% of the available working interests formerly managed by Prospector Petroleum, Inc. for which he had been Vice President of Finance from December 1994 through June 1995. During the period from July 1995 through February of 1996 he was working with the owners of the working interests to form Phoenix. From 1992 through 1994, Mr. Ford was a financial consultant to two California venture capital projects, Systematic Irrigation Controls, Inc. and Criminal Justice Communications, Inc., to which he provided corporate and strategic product advice. During the period from 1980 to 1991 Mr. Ford was an internal audit executive for a large independent and two Fortune 500 oil and gas companies, where he was responsible for extensive operational and financial audits in exploration, production, refining, coal, chemical and gas processing activities around the world.

JOHN L. MORAN, age 51, serves as a Director and as Vice President of Exploration for the Company. He has served as a Director of Phoenix Energy Group, Inc. since January, 1997 and he has been Phoenix's Vice President of Exploration since March, 1997. Mr. Moran is the President of Integrated Petroleum Exploration, Inc. ("IPX") a 2-D and 3-D geological and geophysical prospect development company in which Phoenix has made a sizable investment. Prior to forming IPX in 1995, Mr. Moran formed and operated TeTra Exploration, Inc., which developed large 3-D seismic projects for sale to the oil & gas industry. From 1991 to 1995 Mr. Moran served as Chief Geologist, Vice President of Business Development, and Vice President of Exploration Services for Apache Corporation. In those capacities he managed the Corporate Reservoir Engineering, Corporate Land Administration, Corporate Environmental Health and Safety, and Corporate Land and Analysis (technical computing) Departments. Mr. Moran also served on the Board of Directors of Apache International, Inc. From 1984 to 1991, he served as Apache's Midcontinent Exploration Manager and was responsible for planning and directing the exploration activities for Apache's Midcontinent Regional Office.

MR. WILLIAM J. BIPPUS, age 44, a Director of the Company since August, 1995 also serves as Vice President of Development. He served as ARXA's President and Chief Executive Officer from August 1995 until October 27, 1997 when he resigned and was replaced by Mr. Ford as a result of the Phoenix transaction. Mr. Bippus was employed by Marathon Petroleum Corporation from 1988 to July 1995, where he was responsible for the world-wide business development unit which evaluated acquisitions and entry opportunities in new areas. From 1992 to 1993, Mr. Bippus was responsible for Marathon's international non-operated areas. From 1988 to 1992, Mr. Bippus worked for Marathon in Aberdeen, Scotland and London, England as a senior geophysicist, reservoir development. From 1983 to 1987, Mr. Bippus was a senior geophysicist with Occidental Petroleum Corp. in London. Mr. Bippus worked in the International Group of Cities Services Petroleum Corp. from 1979 to 1983. Mr. Bippus is a Wyoming Board Registered Professional Geologist and a member of the Society of Exploration Geophysicists and the American Association of Petroleum Geologists.

MR. GREGORY A. STEPHENS, age 38, a Director of the Company since August, 1995 also served as Treasurer until October 27, 1997 when he resigned and was replaced by Mr. Ford as a result of the Phoenix transaction. Mr. Stephens has been the President of Stephens Machine, Inc., a machine shop based in Kokomo, Indiana since 1984. He is also President, since 1993, of Stephens Fabrication, Inc., a structural steel fabricator also in Kokomo. Mr. Stephens is a partner/owner of various real estate development entities and since 1994 has been a director of Refinery Associates.

MR. DENNIS P. MCGRATH, age 49, serves as Vice President and Controller of the Company. A Certified Public Accountant since 1976, Mr. McGrath was a sole practitioner from January, 1995 to March, 1997 when he joined Phoenix Energy Group, Inc. as Vice President and Controller. From June, 1996 through February, 1997 Mr. McGrath was engaged by Phoenix to conduct an audit of the Prospector Petroleum, Inc. joint ventures for the four year period prior to Phoenix becoming the Joint Venture Manager. From 1986 to 1994 Mr. McGrath was a partner in the Houston office of the regional public accounting firm of Simonton, Kutac and Barnidge, L.L.P. where he was the firm's partner-in-charge of small business consulting and out-sourcing services. A large portion of his clients were engaged in oil & gas exploration and development. From 1972 to 1986 Mr. McGrath held financial management positions with various oil and gas companies.

MR. MITCHELL F. VEH, JR., age 48, was elected as the Vice President of Acquisitions and Engineering. A Registered Professional Engineer in Texas and Louisiana since 1981, Mr. Veh has served as Vice President of Acquisitions and Engineering of Phoenix Energy Group, Inc. since June, 1997. From 1993 to May, 1997 Mr. Veh was a Senior Petroleum Engineer with Torch Energy Advisors with responsibilities for evaluating oil and gas reserves as well as the further exploitation and/or development of the properties. From 1991 to 1992, he was Vice President of Acquisitions and Development with Ultramar Oil and Gas Ltd. where he was responsible for the evaluation and acquisition of oil and gas reserves and the subsequent management and development of the properties.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company believes that all persons required to report have filed reports for the period covered by this transition report. However, the Company believes that all of such reports for Messrs. Bippus (Form 4) and Ford, Moran, McGrath, Veh and Phoenix Energy Group, Inc. (Form 3) were not timely filed.

ITEM 10.    EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

During the period from February 1, 1997 to October 27, 1997 the only employee of the Company was William J. Bippus, its President/CEO. On October 27, 1997 the Company acquired substantially all of the assets of Phoenix Energy Group, Inc. in a "reverse acquisition". In connection with the change in control which occurred, Mr. Bippus became Vice President of Development. Mr. L. Craig Ford, the President/CEO of Phoenix, became President/CEO of the Company. In addition, Mr. Gregory A. Stephens, a Director and Treasurer, resigned as Treasurer and was replaced by Mr. Ford. Various persons associated with Phoenix also became executives of the Company (See Item 9, "Directors, Executive Officers, Promoters and Control Persons")

During the nine month period covered by this transition report, Mr. Bippus was to be compensated at the rate of $180,000 per annum pursuant to a five year employment agreement entered into in August, 1995. As of February 1, 1997 Mr. Bippus had accrued approximately $97,500 of previously unpaid compensation. During the transition period, Mr. Bippus was paid $60,000. His prior accruals plus the accruals for the nine month period were reduced to an agreed $48,750 as part of the "reverse acquisition" transaction. Also, his annual compensation was reduced to $84,000, equivalent to Mr. Ford's. No executive officer, of either ARXA or Phoenix, received total annual salary and bonus for the nine month transition period ended October 31, 1997 in excess of $100,000.

COMPENSATION OF ARXA EXECUTIVES

                         SUMMARY COMPENSATION TABLE

                                                                      LONG-TERM
                                             COMPENSATION            COMPENSATION
                                         ----------------------   -------------------
NAME AND PRINCIPAL            FISCAL                  OTHER         STOCK      STOCK
POSITION                      PERIOD     SALARY*   COMPENSATION   ISSUANCES   OPTIONS
------------------            ------     -------   ------------   ---------   -------
William J. Bippus             01/31/96   $ 15,000       0              0         0
Chief Executive Officer       01/31/97   $142,500       0              0         0
(Resigned 10/27/97)           10/31/97   $ 60,000       0              0         0

L. Craig Ford  **
Chief Executive Officer
(Commenced 10/27/97)

-------------
* Actual cash compensation received; excludes portion unpaid and accrued ** Mr. Ford's compensation for the transition period is presented in the
   Compensation of Phoenix Executives below.

COMPENSATION OF DIRECTORS

Directors are not compensated for their services as such and there is no current plan to compensate them. Directors may be reimbursed expenses incurred in attendance at meetings.

For the nine month transition period, certain directors were issued shares of Common Stock as compensation for services other than as a Director as follows:

                                                Number of
                     Name                     Common Shares
                     ----                     -------------
                     Gregory Stephens            50,000
                     Thomas Abate                50,000
                     Mega Holdings, Inc.         50,000

OTHER COMPENSATION

There are no Stock Appreciation Rights (SARs) held by any executive officer or any other person. There is no Long-Term Incentive Plan. There is no Deferred Compensation owing to any executive officer; however as of October 31, 1997 Mr. Bippus was owed $48,750 (as adjusted) for previously accrued and unpaid salary. There is no retirement, pension or profit sharing plan.

COMPENSATION OF PHOENIX EXECUTIVES

During the period from January 1, 1997 to October 31, 1997 Phoenix Energy Group, Inc. paid the following compensation to its executives:

                          SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                            COMPENSATION               COMPENSATION
                                       -----------------------     --------------------
NAME AND PRINCIPAL          FISCAL                   OTHER           STOCK       STOCK
POSITION                    PERIOD     SALARY     COMPENSATION     ISSUANCES    OPTIONS
------------------          ------     ------     ------------     ---------    -------
L. Craig Ford              10/31/97    $68,000       $4,268(2)     195,038(1)      0
 Chief Executive Officer

John Moran                 10/31/97          0            0        153,244(1)      0
 VP-Exploration                        $71,876(4)

Kenneth Koepke (5)         10/31/97    $46,667       $8,750(3)      83,588(1)      0
 VP-Corp. Relations

Dennis P. McGrath          10/31/97    $46,667      $34,422(3)      83,588(1)      0
 VP, Controller

Mitchell Veh, Jr.          10/31/97    $44,000            0         83,588(1)      0
 VP-Acquisition

Robert G. Farris           10/31/97          0            0         69,656(1)      0
Director

Paul Wigoda                10/31/97          0            0              0         0
 Director

Larry Keeler               10/31/97          0            0         69,656(1)      0
 Director

(1) The shares issued as compensation stock to the listed executives are subject to rescission.

(2)  Car allowance.

(3) These amounts were paid under contractual arrangements pre-existing employment.

(4) This amount was paid by IPX to Mr. Moran. See "Certain Relationships and Related Transactions"

(5)  No longer an employee of the Company.

STOCK OPTIONS

The shareholders of the Company approved an Incentive Stock Option Plan at the Annual Meeting held on August 13, 1996. Such Plan authorized the issuance of options to purchase up to 1,000,000 shares. The exercise price is not to be less than 100% of the fair market value of a share of Common Stock on the date the option is granted and the option may not have a term of more than ten years from the date of grant; except that for owners of 10% or more of the total combined voting power of the Company and its subsidiaries, the exercise price is to be at least 110% of the fair market value of a share on the date the option is granted and the option may not have a term of more than five years from the date of grant.

As of February 10, 1998 no options have been granted under the Plan.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 10, 1998 by all persons known by the Company to be beneficial owners of more than five percent (5%) of its Common Stock, each director of the Company, each executive officer of the Company, and all directors and executive officers as a group:

                                                   Amount and Nature
       Name and Address                              of Beneficial     Percent of
       of Beneficial Owner                            Ownership(1)      Class(2)
       -------------------                            ------------      --------
       Phoenix Energy Group, Inc.                      12,786,310(6)       62.6%
       110 Cypress Station Drive, Suite 280
       Houston, TX 77090

       William J. Bippus                                1,612,094(3)        7.9%
       10 Stone Spring Circle
       The Woodlands, TX 77381

       Gregory A. Stephens                                731,010(4)        3.6%
       411 Pebble Ct.
       Russiaville, IN 46979

       L. Craig Ford                                            0(5)        0.0%
       25111 London Town Drive
       Spring, TX 77389

       John L. Moran                                            0(5)        0.0%
       22702 Moonlit Lake Ct.
       Katy, TX 77450

       Dennis P. McGrath                                        0(5)        0.0%
       714 Lodgehill
       Houston, TX 77090

       Mitchell F. Veh, Jr.                                     0(5)        0.0%
       3 Rutgers Place
       Houston, TX 77005

       All officers and directors
       as a group (6 persons)                           2,343,104(7)       11.5%

(1) Unless otherwise indicated below, all shares are owned legally (of record) and beneficially.
(2)  Based upon 20,437,502 shares issued and outstanding on February 10, 1998.
(3) Does not include 527,344 $2.00 Warrants held by Mr. Bippus nor 123,750 shares of common stock and 33,750 of $2.00 Warrants held by a trust for the Bippus Children.
(4)  Does not include 150,000 $2.00 Warrants held by Mr. Stephens.
(5) Does not include allocation or attribution of shares owned by Phoenix Energy Group, Inc.; see table (C) below.
(6) Does not include Warrants exercisable at $2.00 per share to purchase 3,297,000 shares of the Company's Common Stock, issued in connection with the "reverse acquisition" on October 27, 1997.
(7) Does not include Warrants held by Mr. Bippus or Mr. Stephens, nor the shares or any Warrants owned by Phoenix Energy Group, Inc.

(B) The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 10, 1998 by all persons who were previously Directors or executive officers of the Company during the nine month transition period:

                         Amount and Nature
     Name of               of Beneficial           Percent of
     Beneficial Owner       Ownership(1)            Class(2)
     ----------------       ------------            --------
     Sammy Fleschler         150,000(3)               .73%
     Umberto Brovedani       100,000(4)               .49%
     Thomas Abate            145,000(5)               .71%

(1) Unless otherwise indicated below, all shares are owned legally (of record) and beneficially.
(2)  Based upon 20,437,502 shares issued and outstanding on February 10, 1998.
(3) During the transition period, Mr. Fleschler agreed to cancellation of 44,541 shares previously issued, which was physically done on November 13, 1997. A business partner of Mr. Fleschler's, Mr. Richard Royall, also previously associated with the Company, also agreed during the transition period to cancellation of 44,541 shares previously issued, which was physically done on November 13, 1997. Does not include 100,000 $2.00 Warrants held by Mr. Fleschler nor 100,000 $2.00 Warrants held by Mr. Royall.
(4) During the transition period, Mr. Brovedani agreed to cancellation of 44,541 shares previously issued, which was physically done on December 4, 1997. Does not include 40,000 $2.00 Warrants held by Mr. Brovedani.
(5) Includes 65,000 shares owned by Mega Holdings, Inc., a corporation controlled by Mr. Abate. Does not include 13,800 $2.00 Warrants nor 10,000 $5.00 Warrants held by Mr. Abate, nor 13,800 $2.00 Warrants nor 5,000 $5.00 Warrants held by Mega Holdings Corporation, a corporation controlled by Mr. Abate.

(C) As a result of the "reverse acquisition" on October 27, 1997 control of the Company passed from Mr. Bippus to Phoenix Energy Group, Inc. by virtue of the issuance of 12,786,310 shares of the Company's Common Stock, representing approximately 63% of the issued and outstanding Common Stock of the Company.

(C)  PHOENIX ENERGY GROUP, INC.
     The following table sets forth certain information regarding the beneficial ownership of Phoenix Energy Group, Inc.'s Common Stock as of February 10, 1998 by all persons known to Phoenix to be beneficial owners of more than five percent (5%) of its Common Stock, each executive officer of Phoenix, and all directors and executive officers of Phoenix as a group:

                                                 Amount and Nature
       Name and Address                            of Beneficial        Percent of
       of Beneficial Owner                          Ownership(1)         Class(2)
       -------------------                          ------------         --------
       L. Craig Ford                                  515,165(3)           8.0%
       25111 London Town Drive
       Spring, TX 77389

       Paul Wigoda                                    420,713              6.5%
       3883 Turtle Creek, #1009
       Dallas, TX 75219

       Robert G. Farris                               177,543(4)           2.7%
       2204 Rierside Dr.
       Harlingen, TX 78550

       Larry Keeler                                   305,131(5)           4.7%
       634 Hickory Ridge
       Shenandoah, TX 77381

       John L. Moran                                  153,244(6)           2.4%
       22702 Moonlit Lake Ct.
       Katy, TX 77450

       Dennis P. McGrath                               88,588(7)           1.4%
       714 Lodgehill
       Houston, TX 77090

       Mitchell F. Veh, Jr.                            83,588(8)           1.3%
       3 Rutgers Place
       Houston, TX 77005

       All officers and directors
       as a group (7 persons)                       1,743,972             27.0%

(1) Unless otherwise indicated below, all shares are owned legally (of record) and beneficially.
(2)  Based upon 6,434,817 shares issued and outstanding as of February 10, 1998.
(3) Includes 195,038 shares of Common Stock issued as compensation, which are subject to potential rescission. Does not include options to purchase 190,132 shares of Common Stock at an exercise price of $2.50 per share.
(4) Includes 69,656 shares of Common Stock issued as compensation, which are subject to potential rescission. Does not include options to purchase 40,731 shares of Common Stock at an exercise price of $2.50 per share.
(5) Includes 69,656 shares of Common Stock issued as compensation, which are subject to potential rescission. Does not include options to purchase 80,731 shares of Common Stock at an exercise price of $2.50 per share.
(6) Includes 153,244 shares of Common Stock issued as compensation, which are subject to potential rescission. Does not include options to purchase 126,611 shares of Common Stock at an exercise price of $2.50 per share.
(7) Includes 83,588 shares of Common Stock issued as compensation, which are subject to potential rescission. Does not include options to purchase 95,880 shares of Common Stock at an exercise price of $2.50 per share.
(8) Includes 83,588 shares of Common Stock issued as compensation, which are subject to potential rescission. Does not include options to purchase 95,880 shares of Common Stock at an exercise price of $2.50 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 27, 1997 the Company entered into a Sale and Purchase Agreement for the acquisition of substantially all of the assets of Phoenix Energy Group, Inc. As a result of the acquisition, in which the Company issued 12,786,310 shares of its Common Stock, representing approximately 63% of the issued and outstanding Common Stock, Phoenix gained control of the Company.

As a result of certain litigation by the Company against John O. Schofield, former Chairman of the Board of the Company, and Duke Resources Corporation, a corporation controlled by Mr. Schofield, there were various adjustments in the stockholder and creditor relationships of Mr. Schofield with the Company. See "Legal Proceedings". Prior to the settlement of the litigation on March 12, 1997 and the restructuring of the Promissory Note, Mr. Schofield received a principal payment of $10,000. Thereafter, pursuant to the terms of the settlement, Mr. Schofield has received $22,715 in principal repayments and $5,249.21 in interest payments.

During the nine month period covered by this transition report, the holders of all of the Company's Class A Preferred Stock, including Mr. Schofield (see "Legal Proceedings") and Mr. Gregory A. Stephens, a Director and formerly Treasurer of the Company, converted their holdings of Preferred Stock to Common Stock. (See "Sale by the Company of Unregistered Securities" under
Part I and Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters").

Mr. Bippus the Company's President/CEO prior to the "reverse acquisition", had loaned the Company funds for operations. At February 1, 1997 the balance owing to Mr. Bippus was $26,765 which was repaid on June 12, 1997. Interest on such balance of $1,171 was paid.

Royall and Fleschler, an accounting firm in which Sammy Fleschler, the Company's former Secretary and Treasurer, is a partner, leased the Company office space and received payments of $26,053 representing rent ($24,153) together with reimbursed costs ($1,245) as well as $655 for accounting services.

As recognition of services rendered, the Company authorized issuance of shares of its Common Stock to certain persons, including Gregory A. Stephens, a Director and the former Treasurer, and Thomas Abate, a former Director.
Mr. Stephens was issued 50,000 shares. Mr. Abate was issued 50,000 shares and Mega Holdings, Inc., a corporation controlled by Mr. Abate, was issued 50,000 shares. The issuances were completed after October 31, 1997.

The Company owns a portion of a joint venture, IPX, that is also substantially owned by John L. Moran, a Director and the Vice President of Exploration. At October 31, 1997, the Company owned a 3% interest in the venture, however, the Company recorded 100% of the venture's operating loss up to the value of the Company's investment (cash advances of $267,413), as the venture was entirely dependent on the Company to fund its operating needs. Subsequent to October 31, 1997, the Company has acquired additional units in the venture for cash as funding is needed for its operations.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

16.1 Letter of McManus & Co., P.C., CPAs

(b)  REPORTS ON FORM 8-K

On November 7, 1997 the Company filed Form 8-K to report the acquisition of assets from Phoenix Energy Group, Inc. On December 20, 1997 the Company filed Form 10-QSB for the three months and nine months ended October 31, 1997. On January 8, 1998 the Company determined to change the fiscal years of both the Company (formerly January 31) and Phoenix (formerly December 31) to October 31 so as to utilize the consolidated financial statements otherwise being prepared by Hein + Associates LLP.

SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ARXA INTERNATIONAL ENERGY, INC.



                                   By:
                                      ------------------------------------
                                           L. Craig Ford, President and
                                           Chief Executive Officer

                                   Dated:  March 11, 1998



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                         TITLE                         DATE
----------                         -----                         ----


-------------------------------    President/Chief Executive
L. Craig Ford                      Officer and Director          March 11, 1998


-------------------------------    Controller                    March 11, 1998
Dennis P. McGrath


-------------------------------    Director                      March 11, 1998
John Moran


-------------------------------    Director                      March 11, 1998
William J. Bippus


-------------------------------    Director                      March 11, 1998
Gregory A. Stephens

                   ARXA INTERNATIONAL ENERGY, INC & SUBSIDIARY.
                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
ARXA INTERNATIONAL ENERGY, INC.
Financial Statements:
  Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . .  F-2
  Consolidated Balance Sheets - December 31, 1996 and October 31, 1997      F-3
  Consolidated Statements of Operations - For the Period From Inception
     (March 14, 1996) to December 31, 1996 and for the Ten Month Period
     Ended October 31, 1997 and for the period from inception (March 31,
     1996 to October 31, 1996 (unaudited). . . . . . . . . . . . . . . . .  F-4
  Consolidated Statements of Stockholders' Equity - For the Period From
     Inception (March 14, 1996) to October 31, 1997. . . . . . . . . . . .  F-5
  Consolidated Statements of Cash Flows - For the Period From Inception
     (March 14, 1996) to December 31, 1996 and for the Ten Month Period
     Ended October 31, 1997 and for the period from inception (March 31,
     1996 to October 31, 1996 (unaudited). . . . . . . . . . . . . . . . .  F-6
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .  F-7
  Supplemental Oil and Gas Properties and Related Reserves Data
(Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-20

PREDECESSOR BUSINESS
Financial Statements:
  Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . .  F-23
  Statement of Combined Revenues and Direct Operating Expenses -
     For the Nine Months Ended September 30, 1996. . . . . . . . . . . . .  F-24
  Note to Financial Statement. . . . . . . . . . . . . . . . . . . . . . .  F-25
  Supplemental Oil and Gas Properties and Related Reserves Data
     (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-27

                         INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders

ARXA International Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of ARXA International Energy, Inc. and subsidiary as of December 31, 1996 and October 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from inception (March 14, 1996) to December 31, 1996 and for the ten month period ended October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARXA International Energy, Inc. and subsidiary as of December 31, 1996 and October 31, 1997, and the results of their operations and their cash flows for the period from inception (March 14, 1996) to December 31, 1996 and for the ten month period ended October 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company had a net loss of $1,314,584 for the ten month period ended October 31, 1997 and had an accumulated deficit of $1,446,717 at that date. The Company is currently seeking outside sources of financing to fund its development efforts. Should the Company be unable to access such financing, it will have to materially curtail its development and operating activities.

HEIN + ASSOCIATES LLP

Houston, Texas

December 23, 1997

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,     OCTOBER 31,
                                                                     1996            1997
                                                                 ------------     -----------
                                     ASSETS
CURRENT ASSETS:
  Cash, including interest-bearing balances of $297,684
     and $80,351, respectively                                    $  418,211      $   152,883
   Accounts receivable, no allowance for doubtful accounts           326,143          251,333
   Income tax receivable                                                -              70,831
   Oil and gas property held for sale                                   -             466,343
   Other current assets                                                9,929              342
                                                                  ----------      -----------
       Total current assets                                          754,283          941,732
PROPERTY AND EQUIPMENT, (full cost method for oil and gas
  properties), net of accumulated depletion, depreciation,
  amortization and provision for impairment                        1,644,139        1,919,954

OTHER ASSETS                                                          57,638           57,833
                                                                  ----------      -----------

       Total assets                                               $2,456,060      $ 2,919,519
                                                                  ----------      -----------
                                                                  ----------      -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to stockholders                                   $  138,150      $   102,285
  Accounts payable                                                    30,493           16,054
  Accrued income taxes                                                63,801             -
  Other current liabilities                                           42,650          210,675
                                                                  ----------      -----------
       Total current liabilities                                     275,094          329,014

LONG-TERM DEBT                                                          -              79,770

DEFERRED INCOME TAXES                                                324,440             -

COMMITMENTS AND CONTINGENCIES (Notes 5 and 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 2,000,000 shares
    authorized; none issued and outstanding                             -                -

  Common stock, $.001 par value; 100,000,000 shares
     authorized; 6,505,837 (subscribed at December 31,
     1996) and 20,377,000 shares issued and outstanding,
     respectively                                                      6,506           20,377
  Additional paid-in capital                                       1,982,153        3,937,075
  Accumulated deficit                                               (132,133)      (1,446,717)
                                                                  ----------      -----------
       Total stockholders' equity                                  1,856,526        2,510,735
                                                                  ----------      -----------

       Total liabilities and stockholders' equity                 $2,456,060      $ 2,919,519
                                                                  ----------      -----------
                                                                  ----------      -----------

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          FOR THE PERIOD     FOR THE PERIOD
                                          FROM INCEPTION     FROM INCEPTION      FOR THE TEN
                                         (MARCH 14, 1996)   (MARCH 14, 1996)     MONTH PERIOD
                                               TO                  TO                ENDED
                                           DECEMBER 31,        OCTOBER 31,       OCTOBER 31,
                                              1996                1996               1997
                                         ----------------   ----------------     ------------
                                                              (unaudited)
OIL AND GAS REVENUES                       $  241,115          $  103,068        $   485,552

COST AND EXPENSES:
  Lease operating expenses                    108,753              50,956            137,548
  Severance taxes                               6,880               2,650             11,590
  Depletion, depreciation, amortization       121,574              60,014            608,370
    and provision for impairment
  General and administrative                  157,139              89,278          1,174,543
                                           ----------          ----------        -----------
      Total cost and expenses                 394,346             202,898          1,932,051
                                           ----------          ----------        -----------

LOSS FROM OPERATIONS                         (153,231)            (99,830)        (1,446,499)

OTHER INCOME (EXPENSE):
  Interest income                               3,086               2,108             12,930
  Interest expense                            (11,031)               -                (4,566)
  Equity in loss of oil and gas venture          -                   -              (267,413)
  Other                                       (78,083)            (78,083)            (8,674)
                                           ----------          ----------        -----------
                                              (86,028)            (75,975)          (267,723)
                                           ----------          ----------        -----------

LOSS BEFORE INCOME TAXES                     (239,259)           (175,805)        (1,714,222)

INCOME TAX BENEFIT, net                       107,126              61,794            399,638
                                           ----------          ----------        -----------

NET LOSS                                   $ (132,133)         $ (114,011)       $(1,314,584)
                                           ----------          ----------        -----------
                                           ----------          ----------        -----------

NET LOSS PER COMMON AND COMMON
   EQUIVALENT SHARE                        $     (.05)         $     (.04)       $      (.14)
                                           ----------          ----------        -----------
                                           ----------          ----------        -----------

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES                        2,907,509           2,907,509          9,556,732
                                           ----------          ----------        -----------
                                           ----------          ----------        -----------

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM MARCH 14, 1996 (INCEPTION) TO OCTOBER 31, 1997

                                                   COMMON STOCK        ADDITIONAL                   TOTAL STOCK-
                                              --------------------       PAID-IN    ACCUMULATED       HOLDERS'
                                                SHARES     AMOUNT        CAPITAL      DEFICIT          EQUITY
                                              ---------    -------     ----------   -----------     ------------
BALANCES, March 14, 1996 (inception)                  -    $     -     $        -   $         -      $       -

 Issuance of stock for consulting               178,835        179          8,821             -          9,000
   services
 Issuance of stock for compensation             305,012        305         15,045             -         15,350
 Issuance of stock for oil and gas            5,039,761      5,040      1,720,604             -      1,725,644
   properties, net of offering costs
 Issuance of stock for consulting                28,564         29         14,346             -         14,375
   services
 Sales of common stock                          953,665        953        223,337             -        224,290
 Net loss                                             -          -              -      (132,133)      (132,133)
                                             ----------    -------     ----------   -----------    -----------

BALANCES, December 31, 1996                   6,505,837      6,506      1,982,153      (132,133)     1,856,526

 Issuance of stock for oil and gas               82,866         83         30,223             -         30,306
   properties
 Conversion of notes payable and accrued        168,899        169         84,831             -         85,000
   interest
 Sales of common stock                        3,814,139      3,814      1,236,746             -      1,240,560
 Issuance of common stock for                 2,214,569      2,215        376,715             -        378,930
   compensation
 Acquisition of ARXA                          7,590,690      7,590        226,407             -        233,997
 Net loss                                             -          -              -    (1,314,584)    (1,314,584)
                                             ----------    -------     ----------   -----------    -----------

BALANCES, October 31, 1997                   20,377,000    $20,377     $3,937,075   $(1,446,717)   $ 2,510,735
                                             ----------    -------     ----------   -----------    -----------
                                             ----------    -------     ----------   -----------    -----------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          FOR THE PERIOD    FOR THE PERIOD
                                                          FROM INCEPTION    FROM INCEPTION
                                                         (MARCH 14, 1996)  (MARCH 14, 1996)  FOR THE TEN MONTH
                                                                TO                TO           PERIOD ENDED
                                                           DECEMBER 31,       OCTOBER 31,       OCTOBER 31,
                                                               1996              1996              1997
                                                          --------------   ----------------  -----------------
                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (132,133)       $ (114,011)       $(1,314,584)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depletion, depreciation, amortization and provision
     for impairment                                            121,574            60,014            608,370
    Deferred tax benefit                                      (170,927)         (125,595)          (324,440)
    Equity in loss of oil and venture                               --                --            267,413
    Issuance of stock for compensation                          38,725            29,725            378,930
    Changes in operating assets and liabilities:
      Accounts receivable                                     (326,143)         (265,312)            91,767
      Income tax receivable                                         --                --            (70,831)
      Other current assets                                      (9,929)          (12,828)             9,587
      Accounts payable                                          30,493             8,826            (14,439)
      Other current liabilities                                 42,650               277            (10,738)
      Accrued income taxes                                      63,801            63,801            (63,801)
    Other, net                                                 (28,990)          (28,705)           (11,397)
                                                            ----------        ----------        -----------
      Net cash used in operating activities                   (370,879)         (383,808)          (454,163)
                                                            ----------        ----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas property held for sale                    --                --           (466,343)
  Additions to office equipment                                (54,347)          (16,700)           (95,778)
  Purchase of oil and gas property                                  --                --           (196,250)
  Purchase of investment in oil and gas venture                     --                --           (267,413)
  Cash acquired in acquisition of ARXA                              --                --             18,358
  Proceeds from sale of oil and gas property, net              405,726           468,352                 --
  Purchase price adjustments on oil and gas property
   acquisition                                                 133,754           130,079             18,486
  Purchase of other assets                                     (58,483)          (57,883)            (1,135)
                                                            ----------        ----------        -----------
      Net cash provided by (used in) investing activities      426,650           523,848           (990,075)
                                                            ----------        ----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholder notes                              138,150           138,150                 --
  Payment of stockholder notes                                      --                --            (61,650)
  Sales of common stock                                        224,290           194,290          1,240,560
                                                            ----------        ----------        -----------
      Net cash provided by financing activities                362,440           332,440          1,178,910
                                                            ----------        ----------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               418,211           472,480           (265,328)

CASH AND CASH EQUIVALENTS, beginning of period                      --                --            418,211
                                                            ----------        ----------        -----------
CASH AND CASH EQUIVALENTS, end of period                    $  418,211        $  472,480        $   152,883
                                                            ----------        ----------        -----------
                                                            ----------        ----------        -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                         $       --        $       --        $    70,831
                                                            ----------        ----------        -----------
                                                            ----------        ----------        -----------
  Interest paid                                             $       --        $       --        $     6,885
                                                            ----------        ----------        -----------
                                                            ----------        ----------        -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES OF NONCASH TRANSACTIONS:
  Issuance of stock for oil and gas properties, net of
   deferred taxes                                           $1,725,644        $1,725,941        $    30,306
                                                            ----------        ----------        -----------
                                                            ----------        ----------        -----------
  Conversion of stockholder notes and accrued interest
   into common stock                                        $       --        $       --        $    85,000
                                                            ----------        ----------        -----------
                                                            ----------        ----------        -----------
  Issuance of stock in business combination                 $       --        $       --        $   233,997
                                                            ----------        ----------        -----------
                                                            ----------        ----------        -----------

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.
                                       F-6

                    ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION - ARXA International Energy, Inc. ("ARXA" or "the Company"), was incorporated in Delaware and is engaged in oil and gas exploration and development in Utah, Louisiana and Texas. ARXA USA, Inc., a wholly owned subsidiary, was incorporated in Delaware. All significant intercompany accounts and transactions have been eliminated in consolidation. On October 27, 1997, the Company acquired substantially all of the assets and liabilities of Phoenix Energy Group, Inc. (Phoenix). To consummate the transaction, the Company exchanged 12,786,310 shares of the Company's common stock, representing approximately 63% of the issued and outstanding shares, plus warrants to purchase 3,297,000 shares at an exercise price of $2.00 per share. The business combination was accounted for on the purchase method of accounting. No goodwill arose from this transaction. As Phoenix obtained a controlling interest in the Company, the transaction was accounted for as a reverse acquisition. Therefore, for financial statement purposes, Phoenix is considered the acquiror. The consolidated financial statements reflect the historical operations and cost basis of Phoenix since its inception; however, its stockholders' equity section has been restated to reflect the capital structure of ARXA.

     Phoenix Energy Group, Inc. was incorporated in Texas on March 14, 1996 and was engaged in oil and gas exploration and development in south Texas. Phoenix was formed by issuing notes and common stock to certain of the larger oil and gas interest owners formerly associated with Prospector Petroleum Inc. (Prospector). Phoenix, through a private placement, acquired approximately 93% of the available working interests formerly associated with Prospector at various times during the months of August 1996 through August 1997. Revenues and related costs associated with these properties were recognized beginning on the respective dates acquired. Phoenix issued 5,039,761 shares of common stock during 1996 and 82,866 shares of common stock in 1997 to effectuate the acquisition of these working interests (See
     Note 11).

     OIL AND GAS REVENUES - The Company recognizes oil and gas revenues as the oil or gas is produced and sold. As a result, the Company accrues revenue relating to production for which the Company has not received payment.

     OIL AND GAS PROPERTY HELD FOR SALE - Oil and gas property held for sale consists of oil and gas leases which the Company intends to sell within the near term. Oil and gas property held for sale is carried at the lower of cost or market. In December 1997, the property was sold to a third party for cash equal to the carrying value of the property at October 31, 1997 plus commission.

                    ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

     OIL AND GAS PROPERTY - The Company follows the full-cost method of accounting for oil and gas property. Under the full-cost method, all costs associated with property acquisition, exploration, and development activities are capitalized into a "full-cost pool". Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and directly related costs. Gains or losses are normally not recognized on the sale or other disposition of oil and gas properties. During 1996, the Company sold an oil and gas lease for $482,400, less direct expenses of the sale of $76,674. The net proceeds from this sale were recorded as a reduction of the full-cost pool.

     The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Depletion expense per barrel of oil equivalent was $7.84 for the periods ended October 31 and December 31, 1996 and $7.11 for the ten-month period ended October 31, 1997.

     Capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, are limited to an amount (the ceiling limitation) equal to the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) at a discount factor of 10%, less the income tax effects related to differences between the book and tax basis of the properties.

     During the ten months ended October 31, 1997, the Company reduced the full-cost pool by $365,000 as a result of impairment as determined by the ceiling limitation calculation.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

     The Company's financial statements are based on a number of significant estimates including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. The Company's reserve estimates are determined by an independent petroleum engineering firm. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and reserves associated with non-producing properties are more imprecise than those for producing properties with long production histories. At

                    ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

     October 31, 1997, approximately 62% of the Company's oil and gas reserves were attributable to non-producing properties. Accordingly, the Company's estimates are expected to change as future information becomes available.

     OTHER PROPERTY AND EQUIPMENT - Depreciation of property and equipment, other than oil and gas properties, is provided generally on the straight-line basis over the estimated useful lives of the assets as follows:

         Furniture and office equipment                     3-5 years
         Automobile                                           5 years

     Ordinary maintenance and repairs are charged to income, and expenditures which extend the physical or economic life of the assets are capitalized. Gains or losses on disposition of assets other than oil and gas properties and equipment are recognized in income, and the related assets and accumulated depreciation accounts are adjusted accordingly.

     OTHER NON-CURRENT ASSETS - Other non-current assets include organization costs, which are being amortized over five years and an investment in an oil and gas venture (See Note 4).

     INCOME TAXES - The Company provides for income taxes on the liability method. The liability method requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities.

     CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers cash equivalents to include all cash items, such as time deposits and short-term investments that mature in three months or less.

     CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of oil and gas receivables. Substantially all of the Company's receivables were due from the sale of oil and gas arising from production on properties located in Brooks County, Texas. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed at October 31, 1997.

     The Company maintains deposits in banks which exceed the amount of federal deposit insurance available. Management believes the possibility of loss on these deposits is minimal.

                    ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

     NET LOSS PER COMMON SHARE - Net loss per common share was computed by dividing net loss applicable to common stockholders by the weighted average common and common equivalent shares outstanding. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reverse acquisition discussed previously.

     RECENT ACCOUNTING PRONOUNCEMENTS: - The Financial Accounting Standards Board (FASB) issued SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 specifies certain events and circumstances which indicate the cost of an asset or assets may be impaired, the method by which the evaluation should be performed, and the method by which writedowns, if any, of the asset or assets are to be determined and recognized. The adoption of this pronouncement in 1996 did not have a material impact on the Company's financial condition or operating results.

     The FASB issued SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies who choose not to adopt the new rules, the statement requires disclosures as to what earnings per share would have been if the new rules had been adopted. The Company chose not to adopt the statement's new rules for accounting for stock-based compensation.

     The FASB issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, during February 1997. The new statement which is effective for financial statements issued after December 31, 1997, including interim periods, establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period earnings per share data presented.

     The FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays these items with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 establishes standards on the way

                    ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

     that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company in which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

     UNAUDITED INTERIM INFORMATION - The accompanying financial information for the period from inception (March 14, 1996) to October 31, 1996 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to fairly present such information in accordance with generally accepted accounting principles.

2.   BUSINESS COMBINATION:

     The Company acquired various oil and gas interests during 1996 and 1997 from certain oil and gas interest owners formerly associated with Prospector. In addition on October 27, 1997, the Company acquired substantially all of the assets and liabilities of Phoenix in exchange for 12,786,310 shares of the Company's common stock, representing 63% of the issued and outstanding shares, plus warrants to purchase 3,297,000 shares at an exercise price of $2.00 per share. The business combination was accounted for under the purchase method of accounting. ARXA's oil and gas revenues, net loss applicable to common stockholders, and net loss per share on an unaudited pro forma basis, assuming the ARXA transaction had occurred on January 1, 1996 and January 1, 1997, respectively, and the oil and gas interests acquired during 1996 from the interest owners formerly associated with Prospector had been acquired on January 1, 1996, would be as follows:

                    ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   BUSINESS COMBINATION: (continued)

                                                                FOR THE TEN
                                               FOR THE YEAR     MONTH PERIOD
                                                   ENDED           ENDED
                                                DECEMBER 31,     OCTOBER 31,
                                                   1996             1997
                                               --------------   ------------
                                                (unaudited)     (unaudited)
          Oil and Gas Revenues                 $  1,326,675    $    529,890
          Net Income (Loss)                    $   (216,087)   $ (1,808,130)
          Net Income (Loss) per Share          $       (.07)   $       (.19)


     These pro forma amounts were prepared using assumptions which are based on estimates and are subject to revision. The pro forma combined results are not necessarily indicative of actual results that would have been achieved had the acquisition occurred on January 1, 1996 and January 1, 1997, respectively, or of future results.

3.   ACCOUNTS RECEIVABLE:

     Accounts receivable consisted of the following:

                                                 DECEMBER 31,    OCTOBER 31,
                                                     1996           1997
                                               --------------   ------------
          Oil and gas receivables               $    159,910    $    63,938
          Amount due from former manager             114,212              -
          Amount due from a stockholder               10,000              -
          Amount primarily due from operators
            of oil and gas properties                 42,021        187,395
                                                ------------    -----------
                                                $    326,143    $   251,333
                                                ------------    -----------
                                                ------------    -----------


     AMOUNT DUE FROM FORMER MANAGER - In connection with an agreement to manage the operations of the joint ventures, which previously owned the properties ultimately acquired by the Company (the JVDRA Agreement), the Company incurred administrative costs of managing the joint ventures. These costs totaled $96,611, $114,212 and $103,226 as of October 31 and December 31, 1996 and October 31, 1997 respectively, and were fully reimbursable from Prospector. These amounts were collected in 1997.

              ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                   DECEMBER 31,  OCTOBER 31,
                                                       1996          1997
                                                   -----------   -----------
     Oil and gas properties                         $1,710,520    $2,497,987

     Other property and equipment                       54,347       150,125
                                                    ----------    ----------
                                                     1,764,867     2,648,112
     Less accumulated depletion, depreciation,
      amortization and provision for impairment       (120,728)     (728,158)
                                                    ----------    ----------
                                                    $1,644,139    $1,919,954
                                                    ----------    ----------
                                                    ----------    ----------

5.   OTHER ASSETS:

     Other non-current assets at October 31 and December 31, 1996 consisted of deposits, organization costs and an indemnity fund. At October 31, 1997, other non-current assets also consisted of an investment in an oil and gas venture. The indemnity fund, amounting to $50,000 at October 31 and December 31, 1996 and 1997, was set up for the benefit of the liquidating agent for Prospector in accordance with the JVDRA Agreement for a period not to exceed four years. Upon expiration of the four-year period, any remaining funds will be returned to the Company.

     The investment in an oil and gas venture at October 31, 1997 consisted of cash advances of $267,413, reduced by losses recognized of $267,413. The venture was formed in 1997 by officers of the Company. At October 31, 1997, the cash contributions represented 40 Class B units and 176 Class A units. Class A units have participating and voting rights and Class B units have no such rights. Class B units have liquidation preferences and are entitled to 125% of their return on capital.

              ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   OTHER ASSETS: (continued)

     Under the venture agreement, the Company is obligated to purchase 360 additional Class B units and 2,395 Class A units by March 1998. The total cash outlay for these additional units, which will increase the Company's ownership interest to 40%, will be $2,832,587. The remaining 60% interest would consist of 6,000 Class A units owned by the president of the venture, who is also an officer of the Company. During 1997, the Company and the venture management verbally agreed to temporarily suspend the scheduled unit purchases. Subsequent to October 31, 1997, the Company has acquired units in the venture for cash as funding is needed for the operations of the venture.

     At October 31, 1997, the Company owned a 3% interest in the venture. However, the Company recorded 100% of the venture's operating loss up to the value of the Company's investment, as the venture is entirely dependent on the Company to fund its operating needs.

6.   NOTES PAYABLE TO STOCKHOLDERS:

     Notes payable to stockholders of $138,150 at October 31 and December 31, 1996 were unsecured and due March 15, 1997. Interest was payable at maturity at a rate of 15.5%. For the period ended October 31, 1996, December 31, 1996 and October 31, 1997, interest expense related to such loans amounted to none, $11,031 and $4,566, respectively. At maturity, the Company offered payment of the outstanding principal and accrued interest in the form of cash or the Company's common stock. Principal outstanding of $76,500 and accrued interest payable of $8,500 was converted to 168,899 shares of the Company's common stock. The remainder was paid in cash.

     Notes payable to stockholders at October 31, 1997 includes an unsecured note payable to a stockholder of $25,000, due December 30, 1997. The note is non-interest bearing and interest is imputed at 8%. The note provided for repayment in cash or common stock of the Company at a value of $1.00 per share, upon the option of the lender. On December 29, 1997, the Company paid the note off in full, in cash.

     Notes payable to stockholders at October 31, 1997 also includes an unsecured note payable to a stockholder and his affiliates of $77,285. The note is non-interest bearing (imputed at 8%) and is payable at 7% of net proceeds of future offerings received through March 1999. If not repaid by March 1999, the note automatically converts to the Company's common stock at the average market price for the five days preceding March 13, 1999.

              ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LONG-TERM DEBT:

     Long-term debt at October 31, 1997 consisted of an unsecured note payable to a company affiliated with a stockholder of the Company. The note bears interest at 8% and is payable in quarterly installments. To the extent that the interest is paid at each quarter end, the due date is automatically extended until March 12, 1999.

8.   INCOME TAXES:

     The components of the Company's income tax benefit for the periods ended December 31, 1996 and October 31, 1997 were as follows:

                            FOR THE PERIOD    FOR THE PERIOD
                            FROM INCEPTION    FROM INCEPTION   FOR THE TEN
                           (MARCH 14, 1996)  (MARCH 14, 1996)  MONTH PERIOD
                                  TO                TO            ENDED
                             DECEMBER 31,       OCTOBER 31,     OCTOBER 31,
                                 1996              1996            1997
                           ----------------  ----------------  ------------
                                                (unaudited)
     Current                  $(63,801)          $(63,801)       $ 75,198
     Deferred                  170,927            125,595         324,440
                              --------           --------        --------
                              $107,126           $ 61,794        $399,638
                              --------           --------        --------
                              --------           --------        --------

     Deferred tax assets and liabilities as of December 31, 1996 consisted of the following:

                                         CURRENT    LONG-TERM     TOTAL
                                         -------    ---------    --------
     Deferred tax assets                 $    --     $     --    $     --
                                         -------     --------    --------
     Deferred tax liability --
      Accumulated, depletion,
      depreciation, amortization,
      and provision for impairment            --      324,440     324,440
                                         -------     --------    --------
                                         $    --     $324,440    $324,440
                                         -------     --------    --------
                                         -------     --------    --------

              ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INCOME TAXES: (continued)

     Deferred tax assets and liabilities as of October 31, 1997 consisted of the following:

                                         CURRENT    LONG-TERM     TOTAL
                                         -------    ---------    --------
     Deferred tax assets -- net
      operating loss carryforward        $    --    $ 374,000    $ 374,000
                                         -------    ---------    ---------
     Deferred tax liability --
      Accumulated, depletion,
      depreciation,
      amortization, and
      provision for impairment                --     (329,000)    (329,000)
                                         -------    ---------    ---------
                                              --       45,000       45,000
     Valuation allowance                      --      (45,000)     (45,000)
                                         -------    ---------    ---------
                                         $    --    $      --    $      --
                                         -------    ---------    ---------
                                         -------    ---------    ---------

     The Company had net operating loss carryforwards (NOL's) for income tax reporting purposes of approximately $1,000,000 at October 31, 1997, net of the estimated limitation under Section 382 of the Internal Revenue Code arising from the business combination discussed in Note 2. If not utilized, these NOL's will expire in fifteen years.

9.   COMMITMENTS AND CONTINGENCIES:

     COMMITMENTS -- During 1996, the Company leased office space under a month-to-month lease. In January 1997, the Company signed a non-cancelable operating lease agreement that provides for monthly payments ranging from $1,592 to $1,686 for 36 months. For the periods ended October 31, 1996, December 31, 1996 and October 31, 1997, rent expense for office space amounted to $6,300, $8,100 and $20,438, respectively.

                   ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   COMMITMENTS AND CONTINGENCIES: (continued)

     ENVIRONMENTAL CONTINGENCIES - The Company's activities are subject to existing federal and state laws and regulations governing environmental quality and pollution control. It is impossible to predict the impact of environmental legislation and regulations on operations in the future, although compliance may necessitate significant capital outlays, that would materially affect earning power or cause other material changes. Penalties may also be assessed to the Company for any pollution caused by the Company's operations and the Department of Interior is authorized to suspend any operation which threatens immediate or serious harm to life, property or environment, which suspension may remain in effect until the damage has ceased. This regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects the Company's profitability. It may be anticipated that state and local environmental laws and regulations will have an increasing impact on oil and gas exploration and operations.

     The Company has never been fined or incurred liability for pollution or other environmental damage in connection with its operations.

     The Company has an agreement with a company to provide financial advisory services to the Company. The agreement expires on May 1, 1998 and requires the Company to pay a minimum fee of $1,000 per week over the term of the agreement.

10.  RELATED PARTY:

     During the period from inception (March 14, 1996) to October 31, 1996 and December 31, 1996, the Company paid the liquidating agent for Prospector $19,702 in the form of cash in the amount of $5,327 and common stock with an estimated fair value of $14,375 in exchange for advisory director services performed.

11.  STOCKHOLDERS' EQUITY:

     During the period from inception (March 14, 1996) to December 31, 1996, the Company compensated its president, a director and certain Prospector-sponsored joint ventures for services rendered to the Company by the issuance of 512,411 shares of its common stock. Compensation of $38,725 was recorded for these services, based on the estimated fair value of the shares at the times of issuance, which ranged from $.05 to $.50 per share.

                   ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  STOCKHOLDERS' EQUITY: (continued)

     Effective August 1, 1996, the Company acquired working interests in the Flowella and Se Loma Blanca prospects in Brooks County, Texas from Prospector-sponsored joint ventures in exchange for the issuance of 5,039,761 shares of common stock. The working interests were recorded at their estimated fair value of $2,116,246, as determined by management by reference to an independent engineering report. Direct costs associated with the exchange totaled $28,996 and were recorded as a reduction of additional paid-in capital.

     During the period from inception (March 14, 1996) to December 31, 1996, the Company received cash of $224,290 in exchange for 953,665 shares of common stock. The shares were sold at prices ranging from $.25 to $.50 per share.

     During 1997, the Company continued to acquire working interests in the Flowella and Se Loma Blanca prospects in Brooks County, Texas from Prospector-sponsored joint ventures in exchange for the issuance of common stock. The Company exchanged 82,866 shares of common stock. The working interests were recorded at their estimated fair value of $30,306, as determined by management.

     In March 1997, the Company converted notes payable due to stockholders with an outstanding principal balance of $76,500 and related accrued interest payable of $8,500 to 168,899 shares of common stock.

     During the period from February through October 1997, the Company received cash of $1,240,560 in exchange for 3,814,139 shares of common stock. The shares were sold at prices ranging from $.50 per share at the beginning of the period to $.17 per share towards the end of the period.

     During September 1997, the Company compensated its officers and directors for services rendered by the issuance of 2,214,569 shares of its common stock. Compensation of $378,930 was recorded for these services, based on the estimated fair value of the shares at the time of issuance of $.17 per share.

     As discussed in Note 1, the Company issued warrants to acquire 3,297,000 shares of its common stock as part of the acquisition transaction with Phoenix. The warrants are exercisable at $2.00 per share. These warrants expire on August 9, 2000 and are currently exercisable. The Company has additional warrants outstanding which were granted prior to the merger transaction with Phoenix. The following is a schedule of such warrants.

                   ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  STOCKHOLDERS' EQUITY: (continued)

          EXERCISE PRICE      EXPIRATION DATE       NUMBER OF SHARES
          --------------      ---------------       ----------------

              $2.00            August 9, 2000           2,025,000
              $5.00           February 28, 1998           356,458


     In addition, Phoenix granted options to employees and directors to acquire 738,769 shares of Phoenix's common stock and an option to an individual to acquire 30,731 shares of its common stock. The options, which expire on September 11, 2007, have an exercise price of $2.50 per share. The options issued to employees to acquire 554,383 shares of Phoenix's common stock are exercisable in equal amounts on September 12, 1998, 1999 and 2000. The options issued to directors, and to the individual mentioned above, are currently exercisable. These options to acquire 738,769 shares of Phoenix common stock have not been converted to options to acquire common stock of the Company.

12.  STOCK OPTION PLAN:

     The Company has a stock option plan under which options to purchase a maximum of 1,000,000 shares of common stock may be issued to employees, consultants and non-employee directors of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended, as well as options that do not so qualify. As of October 31, 1997, no options have been granted under the Plan.

     With respect to incentive stock options, no option may be granted more than ten years after the effective date of the stock option plan or exercised more than ten years after the date of grant (five years if the optionee owns more than 10% of the common stock of the Company at the date of grant). Additionally, with regard to incentive stock options, the exercise price of the option may not be less than 100% of the fair market value of the common stock at the date of grant (110% if the optionee owns more than 10% of the common stock of the Company). Subject to certain limited exceptions, options may not be exercised unless, at the time of exercise, the optionee is in the service of the Company.

     Non-qualified options granted under the plan may not have an exercise price of less than 85% of the fair market value of the Company's common stock on the date of grant.

                   ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                       SUPPLEMENTAL OIL AND GAS PROPERTIES

                            AND RELATED RESERVES DATA
                                   (UNAUDITED)


     CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED):

     An analysis of the capitalized oil and gas property costs and related accumulated depletion, depreciation and amortization is as follows:

                                               DECEMBER 31,   OCTOBER 31,
                                                   1996          1997
                                               -----------    ----------
          Unproved oil and gas properties      $   364,808    $   62,500
          Proved oil and gas properties          1,345,712     2,435,487
                                               -----------    ----------
                                                 1,710,520     2,497,987
            Less accumulated depletion,
            depreciation, amortization and
            provision for impairment              (116,692)     (701,697)
                                               -----------    ----------
         Net capitalized costs                 $ 1,593,828    $1,796,290
                                               -----------    ----------
                                               -----------    ----------

     COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES (UNAUDITED):

     The following costs were incurred in oil and gas activities as follows:

              Acquisition of proved and unproved       $2,116,246
                   properties during the period
                   from inception (March 14,
                   1996) to December 31, 1996

              Acquisition of proved and unproved       $  787,467
                   properties during the ten
                   month period ended October
                   31, 1997


     The Company incurred no exploration or development costs during either period.

     ESTIMATED QUANTITIES OF OIL AND GAS RESERVES (UNAUDITED):

     The following table summarizes the Company's net interest in estimated proved oil and gas reserve quantities, all of which are located within the United States. Proved reserves are estimated reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

                   ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                       SUPPLEMENTAL OIL AND GAS PROPERTIES

                            AND RELATED RESERVES DATA
                                   (UNAUDITED)

     DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED):

     Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves are as follows:

                                                       DECEMBER 31      OCTOBER 31,
                                                          1996             1997
                                                       ------------    ------------
          Future cash inflows                          $  3,105,255    $  6,312,496
          Future production costs                        (1,047,833)     (1,455,890)
          Future development costs                          (91,461)     (1,669,920)
          Future income taxes                              (624,735)       (493,074)
                                                       ------------    ------------
                                                          1,341,226       2,693,612
          Less 10% annual discount for estimated
            timing of cash flows                            346,036         805,390
                                                       ------------    ------------
          Standardized measure of discounted future
            net cash flows                             $    995,190    $  1,888,222
                                                       ------------    ------------
                                                       ------------    ------------

     In accordance with regulations prescribed by the Securities and Exchange Commission, future cash flows are computed using year-end costs and prices adjusted for contractual increases and other fixed and determinable escalations discounted at 10%. The standardized measure of discounted future cash flows does not purport to represent the fair market value of the Company's oil and gas properties. Future income tax expenses are computed using year-end statutory tax rates (adjusted for permanent differences that relate to existing proved oil and gas reserves in which the Company has mineral interests).

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                     SUPPLEMENTAL OIL AND GAS PROPERTIES
                          AND RELATED RESERVES DATA
                                 (UNAUDITED)

     DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED): (continued)

     The principal changes in the standardized measure of discounted future net cash flows are as follows:

       BALANCE, March 14, 1996 (inception)               $        -

         Purchase of reserves                             1,884,571
         Sales of oil and gas produced, net of             (125,482)
           production costs
         Sales of oil and gas properties                   (301,049)
         Changes in estimated future income taxes          (463,553)
         Other                                                  703
                                                         ----------

       BALANCE, December 31, 1996                           995,190

         Purchase of reserves                             1,183,269
         Sales of oil and gas produced, net of             (336,414)
           production costs
         Net changes in prices and production              (204,342)
           costs
         Accretion of discount                               79,615
         Changes in estimated future income taxes            92,294
         Other                                               78,610
                                                         ----------

       BALANCE, October 31, 1997                         $1,888,222
                                                         ----------
                                                         ----------

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders
ARXA International Energy, Inc.
Houston, Texas

We have audited the accompanying statement of combined revenues and direct operating expenses of certain working interests for properties acquired by ARXA International Energy, Inc. (the Company) for the nine month period ended September 30, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement of combined revenues and direct operating expenses of certain working interests for properties acquired by the Company were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (for inclusion in the Form 8-K of ARXA International Energy, Inc.) and is not intended to be a complete presentation of the Company's operations.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the combined revenues and direct operating expenses of certain working interests for properties acquired by ARXA International Energy, Inc. for the nine month period ended September 30, 1996, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Houston, Texas
August 6, 1997

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                      STATEMENT OF COMBINED REVENUES AND
                          DIRECT OPERATING EXPENSES

                                                                  NINE MONTHS
                                                                     ENDED
                                                                  SEPTEMBER 30,
                                                                      1996
                                                                  -------------
REVENUES:
     Gas sales                                                     $  929,374
     Oil sales                                                        140,773
                                                                   ----------
          Total revenues                                            1,070,147

DIRECT OPERATING EXPENSES:
     Lease operating expenses                                          59,130
     Severance taxes                                                   33,291
                                                                   ----------
          Total direct operating expenses                              92,421
                                                                   ----------

REVENUES IN EXCESS OF DIRECT OPERATING EXPENSES                    $  977,726
                                                                   ----------
                                                                   ----------


                 SEE ACCOMPANY NOTE TO THIS FINANCIAL STATEMENT

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                         NOTE TO FINANCIAL STATEMENT


1.   BASIS OF PRESENTATION:

     ORGANIZATION - ARXA International Energy, Inc. ("ARXA" or "the Company"), was incorporated in Delaware and is engaged in oil and gas exploration and development in Utah, Louisiana and Texas. ARXA USA, Inc., a wholly owned subsidiary, was incorporated in Delaware. All significant intercompany accounts and transactions have been eliminated in consolidation. On October 27, 1997, the Company acquired substantially all of the assets of Phoenix Energy Group, Inc. (Phoenix). To consummate the transaction, the Company exchanged 12,786,310 shares of the Company's common stock, representing approximately 63% of the issued and outstanding shares, plus warrants to purchase 3,297,000 shares at an exercise price of $2.00 per share. As the former stockholders of Phoenix obtained a controlling interest in the Company, the transaction was accounted for as a reverse acquisition. Therefore, for financial statement purposes, Phoenix is considered the acquirer. The consolidated financial statements reflect the historical operations and cost basis of Phoenix since its inception.

     Phoenix was incorporated in Texas on March 14, 1996 and is engaged in oil and gas exploration and development in south Texas. Phoenix was formed by issuing notes and common stock to certain of the larger oil and gas interest owners formerly associated with Prospector Petroleum Inc. (Prospector). Phoenix, through a private placement, acquired approximately 93% of the available working interests formerly associated with Prospector at various times during the months of August 1996 through August 1997. Revenues and related costs associated with each of these properties were recognized beginning on the date acquired. Phoenix issued 5,039,761 shares of common stock during 1996 and 82,866 shares of common stock in 1997 to effectuate the acquisition of these working interests.

     The statement of combined revenues and direct operating expenses consists of the aforementioned oil and gas working interests Phoenix acquired. The accompanying financial statement includes revenues and direct operating expenses for the nine months ended September 30, 1996. Oil and gas revenues are recognized as production is sold, which approximates the working interests owner's entitled share of production. Direct lease operating expenses include the costs of maintaining the producing properties and their production. This statement does not include general and administrative expenses of the separate working interest owners, exploration and development costs, interest expense or income, certain other indirect costs and provisions for depreciation, depletion, amortization or federal or state income taxes of the separate working interest owners. Therefore, the reported expenses are not indicative of the level of expenses required to support the working interests.

     This financial statement was prepared for purposes of complying with the rules and regulations of the Securities and Exchange Commission (for inclusion in the Form 8-K of ARXA) and is not intended to be a complete presentation of the Company's operations.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                         NOTE TO FINANCIAL STATEMENT


1.   BASIS OF PRESENTATION: (continued)

     OIL AND GAS REVENUES - The Company recognizes oil and gas revenues as oil or gas is produced and sold. As a result, the Company accrues revenue relating to production from which the Company has not received payment.

                    ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                        SUPPLEMENTAL OIL AND GAS PROPERTIES
                             AND RELATED RESERVES DATA
                                    (UNAUDITED)

     ESTIMATED QUANTITIES OF OIL AND GAS RESERVES:

     The following table summarizes the Company's net interest in estimated proved oil and gas reserve quantities, all of which are located within the United States. Proved reserves are estimated reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

     The estimate of proved reserves as shown in the table, while based on engineering, geological and geophysical data and techniques which are believed to be sound, is nevertheless not subject to precise determination. Accordingly, the estimates will change as future pricing, development, production and reservoir information becomes available. Such changes could be significant.

     PROVED DEVELOPED AND UNDEVELOPED RESERVES:

                                                   OIL (BBLS)    GAS (MMCF)
                                                   ----------    ----------
     BALANCES, December 31, 1995                     31,492         1,997
       Production                                    (7,109)         (381)
       Sale of oil and gas properties                (3,838)         (255)
                                                   --------       -------
     BALANCES, September 30, 1996                    20,545         1,361
                                                   --------       -------
                                                   --------       -------
       Proved Developed Reserves -
        September 30, 1996                           20,545         1,361
                                                   --------       -------
                                                   --------       -------

                       ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                           SUPPLEMENTAL OIL AND GAS PROPERTIES
                                AND RELATED RESERVES DATA
                                        (UNAUDITED)

     DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES:

     Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves is as follows:

                                                           SEPTEMBER 30,
                                                               1996
                                                           -------------
     Future cash inflows                                   $   3,286,987
     Future production costs                                  (1,065,965)
     Future development costs                                    (91,461)
     Future income taxes                                        (685,986)
                                                           -------------
                                                               1,443,575
     Less 10% annual discount for estimated timing
       of cash flows                                            (372,441)
                                                           -------------
     Standardized measure of discounted future net
       cash flows                                          $   1,071,134
                                                           -------------
                                                           -------------

     In accordance with regulations prescribed by the Securities and Exchange Commission, future cash flows are computed using year-end costs and prices adjusted for contractual increases and other fixed and determinable escalations discounted at 10%. The standardized measure of discounted future cash flows does not purport to represent the fair market value of the Company's oil and gas properties. Future income tax expenses are computed using year-end statutory tax rates (adjusted for permanent differences that relate to existing proved oil and gas reserves in which the Company has mineral interests).

     The following are the principal changes in the standardized measure of discounted future net cash flows for the nine months ended
     September 30, 1996:

     BALANCE, December 31, 1995                                    1,631,360
       Sales of oil and gas produced, net of production costs       (977,726)
       Changes in estimated future income taxes                      336,483
       Sale of oil and gas properties                               (301,049)
       Accretion of discount                                         122,352
       Other                                                         259,714
                                                                  ----------
     BALANCE, September 30, 1996                                  $1,071,134
                                                                  ----------
                                                                  ----------