Form 10QSB
period 1998-01-31
ARXA INTERNATIONAL ENERGY INC
filed 1998-03-23
CIK 774415

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                ---------------

                                  FORM 10-QSB

                                ---------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

               FOR THE QUARTERLY PERIOD ENDED: JANUARY 31, 1998


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


     Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x ]

As of March 16, 1998, there were 20,437,502 shares of Common Stock outstanding.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                              INDEX TO FORM 10-Q
                  FOR THE THREE MONTHS ENDED JANUARY 31, 1998



                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

  Consolidated Balance Sheets - January 31, 1998 (unaudited)
   and October 31, 1997                                                      1

  Consolidated Statements of Operations - For the Three Months
   Ended January 31, 1998 (unaudited) and January 31, 1997 (unaudited)       2

  Consolidated Statement of Stockholders' Equity - For the Three Months
   Ended January 31, 1998 (unaudited)                                        3

  Consolidated Statements of Cash Flows- For the Three Months
   Ended January 31, 1998 (unaudited) and January 31, 1997 (unaudited)       4

  Notes to Unaudited Consolidated Financial Statements                       5

 ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     8

PART II - OTHER INFORMATION

 ITEM 5.  Other Information                                                  9



                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                     January 31, 1998  October 31, 1997
                                                     ----------------  ----------------
                                                       (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash, including interest-bearing balances of $140,675
   and $80,350, respectively                             $   178,557    $   152,883
  Accounts receivable, no allowance for doubtful accounts    180,199        251,333
  Income tax receivable                                       70,831         70,831
  Oil and gas property held for sale                               -        466,343
  Other current assets                                         9,203            342
                                                         -----------    -----------
  Total current assets                                       438,790        941,732

PROPERTY AND EQUIPMENT, (full cost method for oil and gas
 properties), net of accumulated depletion, depreciation,
 amortization and provision for impairment                 2,156,682      1,919,954

OTHER ASSETS                                                  57,552         57,833
                                                         -----------    -----------
    Total assets                                         $ 2,653,024    $ 2,919,519
                                                         -----------    -----------
                                                         -----------    -----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to stockholders                          $   211,312    $   102,285
  Accounts payable                                           124,843         16,054
  Other current liabilities                                   54,649        210,675
                                                         -----------    -----------
    Total current liabilities                                390,804        329,014

LONG-TERM DEBT                                                79,770         79,770

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 100,000,000 shares
   authorized; 20,437,502 and 6,505,837 shares issued
   and outstanding, respectively                              20,437         20,377
  Additional paid-in capital                               4,024,516      3,937,075
  Accumulated deficit                                     (1,862,503)    (1,446,717)
                                                         -----------    -----------
    Total stockholders' equity                             2,182,450      2,510,735
                                                         -----------    -----------

    Total liabilities and stockholders' equity           $ 2,653,024    $ 2,919,519
                                                         -----------    -----------
                                                         -----------    -----------

 SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       For the Three Months Ended
                                                   ----------------------------------
                                                   January 31, 1998  January 31, 1997
                                                   ----------------  ----------------
OIL AND GAS REVENUES                                  $  288,034        $  227,757

COST AND EXPENSES:
  Lease operating expenses                               124,956            52,422
  Severance taxes                                          4,080             7,564
  Depletion, depreciation, amortization
   and provision for impairment                           97,822            80,154
  General and administrative                             402,992           103,787
                                                      ----------        ----------
    Total cost and expenses                              629,850           243,927
                                                      ----------        ----------

LOSS FROM OPERATIONS                                    (341,816)          (16,170)

OTHER INCOME (EXPENSE):
  Interest income                                            892             2,180
  Interest expense                                        (4,797)          (11,031)
  Equity in loss of oil and gas venture                  (97,790)           (5,000)
  Other                                                   27,725             8,223
                                                      ----------        ----------
                                                         (73,970)           (5,628)
                                                      ----------        ----------

LOSS BEFORE INCOME TAXES                                (415,786)          (21,798)

INCOME TAX BENEFIT, net                                        -             4,899
                                                      ----------        ----------

NET LOSS                                             $  (415,786)       $  (16,899)
                                                      ----------        ----------
                                                      ----------        ----------

NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE       $     (.02)       $    (.002)
                                                      ----------        ----------
                                                      ----------        ----------

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES  20,437,502         6,505,837
                                                      ----------        ----------
                                                      ----------        ----------

 SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED JANUARY 31, 1998
                                  (UNAUDITED)

                                               Common Stock           Additional                  Total Stock-
                                        -------------------------      Paid-in    Accumulated       -holders'
                                          Shares         Amount        Capital      deficit          Equity
                                        ----------      ---------   ------------ -------------    ------------
BALANCES, October 31, 1997              20,377,000      $  20,377   $  3,937,075 $  (1,446,717)   $  2,510,735
Net Cancellation of shares                (164,692)          (166)           166             -               -
Issuance of stock for compensation         250,000            250         87,250             -          87,500
J. Schofield agreement cancellation        (25,000)           (25)            25             -               -
Rounding                                       194              1              -             -               1
Net loss                                         -              -              -      (415,786)       (415,786)
                                        ----------      ---------   ------------ -------------    ------------
BALANCES, January 31, 1998              20,437,502      $  20,437   $  4,024,516 $  (1,862,503)   $  2,182,450
                                        ----------      ---------   ------------ -------------    ------------
                                        ----------      ---------   ------------ -------------    ------------

 SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    For the Three Months Ended
                                                ----------------------------------
                                                January 31, 1998  January 31, 1997
                                                ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (415,786)       $  (16,899)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depletion, depreciation, amortization and
     provision for impairment                         97,822            80,154
    Deferred tax benefit                                   -            (4,117)
    Equity in loss of oil and gas venture             97,790             5,000
    Changes in operating assets and liabilities:
      Accounts receivable                             60,948           (43,570)
      Oil and gas property for sale                  466,343                 -
      Other current assets                            (6,549)           10,791
      Accounts payable                               108,790            79,682
      Other current liabilities                      (68,526)           11,098
      Accrued income taxes                                 -              (782)
                                                  ----------        ----------
      Net cash provided by operating activities      340,832           121,357
                                                  ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas property held for sale      (5,777)                -
  Additions to office equipment                      (11,830)          (37,647)
  Purchase of oil and gas property                  (382,887)          (62,626)
  Purchase of investment in oil and gas venture      (97,790)           (5,000)
  Proceeds from sale of oil and gas property, net     74,099                 -
  Purchase price adjustments on oil and gas property
   acquisition                                             -             3,687
  Purchase of other assets                                 -            (1,736)
                                                  ----------        ----------
      Net cash used in investing activities         (424,185)         (103,322)
                                                  ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholder notes                    134,027                 -
  Payment of stockholder notes                       (25,000)                -
  Sales of common stock                                    -            29,703
                                                  ----------        ----------
      Net cash provided by financing activities      109,027            29,703
                                                  ----------        ----------

INCREASE IN CASH AND CASH EQUIVALENTS                 25,674            47,738

CASH AND CASH EQUIVALENTS, beginning of period       152,883           472,480
                                                  ----------        ----------

CASH AND CASH EQUIVALENTS, end of period          $  178,557        $  520,218
                                                  ----------        ----------
                                                  ----------        ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                               $        -        $        -
                                                  ----------        ----------
                                                  ----------        ----------
  Interest paid                                   $        -        $        -
                                                  ----------        ----------
                                                  ----------        ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES OF NONCASH
 TRANSACTIONS:
  Issuance of stock for compensation              $   87,500        $    9,000
                                                  ----------        ----------
                                                  ----------        ----------

 SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION -- ARXA International Energy, Inc. ("ARXA" or "the Company"), was incorporated in Delaware and is engaged in oil and gas exploration and development in Utah, Louisiana and Texas. ARXA USA, Inc., a wholly owned subsidiary, was incorporated in Delaware. All significant intercompany accounts and transactions have been eliminated in consolidation. On October 27, 1997, the Company acquired substantially all of the assets and liabilities of Phoenix Energy Group, Inc. (Phoenix). To consummate the transaction, the Company exchanged 12,786,310 shares of the Company's common stock, representing approximately 63% of the issued and outstanding shares, plus warrants to purchase 3,297,000 shares at an exercise price of $2.00 per share. The business combination was accounted for on the purchase method of accounting. No goodwill arose from this transaction. As Phoenix obtained a controlling interest in the Company, the transaction was accounted for as a reverse acquisition. Therefore, for financial statement purposes, Phoenix is considered the acquiror. The consolidated financial statements reflect the historical operations and cost basis of Phoenix since its inception; however, its stockholders' equity section has been restated to reflect the capital structure of ARXA.

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

    UNAUDITED INTERIM INFORMATION -- The accompanying financial information for the periods ended January 31, 1998 and 1997 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to fairly present such information in accordance with generally accepted accounting principles.

               ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.  BUSINESS COMBINATION:

    The Company acquired various oil and gas interests during 1996 and 1997 from certain oil and gas interest owners formerly associated with Prospector. In addition on October 27, 1997, the Company acquired substantially all of the assets and liabilities of Phoenix in exchange for 12,786,310 shares of the Company's common stock, representing 63% of the issued and outstanding shares, plus warrants to purchase 3,297,000 shares at an exercise price of $2.00 per share. The business combination was accounted for under the purchase method of accounting. ARXA's oil and gas revenues, net loss applicable to common stockholders, and net loss per share on an unaudited pro forma basis, assuming the ARXA transaction had occurred on November 1, 1996 and January 1, 1997, respectively, and the oil and gas interests acquired during 1996 from the interest owners formerly associated with Prospector had been acquired on November 1, 1996, would be as follows:


                                                             For the Three
                                                             Month Period
                                                                 Ended
                                                               January 31,
                                                                  1997
                                                               (unaudited)
                                                             --------------

           Oil and Gas Revenues                                 $ 125,913
           Net Income (Loss)                                    $(225,651)
           Net Income (Loss) per Share                          $    (.03)

    These pro forma amounts were prepared using assumptions which are based on estimates and are subject to revision. The pro forma combined results are not necessarily indicative of actual results that would have been achieved had the acquisition occurred on the dates indicated, or of future results.


3.  OTHER ASSETS:

    The investment in an oil and gas venture at January 31, 1998 consisted of cash advances of $365,203, reduced by losses of $365,203 ($97,790 for the current quarter). The venture was formed in 1997 by officers of the Company. The Company owns a 3% interest in the venture. The agreement was terminated on March 1, 1998, by both parties.

               ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.  NOTES PAYABLE TO STOCKHOLDERS:

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

    Notes payable to stockholders at January 31, 1998 and October 31, 1997 also includes an unsecured note payable to a stockholder and his affiliates of $77,285. The note is non-interest bearing (imputed at 8%) and is payable at 7% of net proceeds of future offerings received through March 1999. If not repaid by March 1999, the note automatically converts to the Company's common stock at the average market price for the five days preceding March 13, 1999.

    Notes payable to stockholders at January 31, 1998 additionally includes unsecured notes payable to certain stockholders of $134,027. The terms and conditions are currently being negotiated.


5.  LONG-TERM DEBT:

    Long-term debt at January 31, 1998 and October 31, 1997 consisted of an unsecured note payable to a company affiliated with a stockholder of the Company. The note bears interest at 8% and is payable in quarterly installments. To the extent that the interest is paid at each quarter end, the due date is automatically extended until March 12, 1999.


6.  STOCK OPTION PLAN:

    The Company has a stock option plan under which options to purchase a maximum of 1,000,000 shares of common stock may be issued to employees, consultants and non-employee directors of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended, as well as options that do not so qualify. As of January 31, 1998, no options have been granted under the Plan.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


  A.   RESULTS OF OPERATIONS

  Oil and gas revenues for the three months ended January 31, 1998 were $288,034, which is a $60,277 increase over the $227,757 for the three months ended January 31, 1997. Lease operating expense, which includes workover costs, increased from $52,422 for the three months ended January 31, 1997 to $124,956 for the three months ended January 31, 1998, an increase of $72,534. Both increases are primarily due to the Garcia #1 well, located in Brooks County, Texas, which was re-worked so as to bring it back on production after having been shut-in since December 1996.

  General and administrative costs increased from $103,787 for the three months ended January 31, 1997 to $402,992 for the three months ended January 31, 1998. The increase is solely attributable to the Company's efforts to expand its capacity to evaluate numerous and larger oil and gas acquisitions to present to equity and debt financing sources, so as to grow the Company.
  (See Part II, Item 6-C, "Management's Discussion and Analysis of Financial Condition and Plan of Action", in the Company's 10-KSB for the period ended October 31, 1997, filed with the Securities and Exchange Commission on March 12, 1998).


  B.   LIQUIDITY AND CAPITAL RESOURCES

  Net cash flow provided by operating activities was $340,832 for the three months ended January 31, 1998 as compared to net cash flow provided by operating activities of $121,357 for the three months ended January 31, 1997. The primary source of cash for the Company for the three months ended January 31, 1998 was from the sale of the Company's Sayre Ranch Prospect in Oklahoma to a third party for $468,700 plus a commission of $18,750, whereas, the source of cash for the three months ended January 31, 1997 was solely from operations.

  Net cash was used in investing activities in the three months ended January 31, 1998 by 1) costs to drill and complete the Vesley #1 well for $200,875 and the Taylor #1 well for $53,750, 2) acquisition of the Naconiche Creek Prospect for $40,000, 3) acquisition and project development costs in the Michigan Basin of $63,000 and 4) continued funding of the IPX oil and gas venture for $97,790, (the agreement has been terminated March 1, 1998). Net cash was used in investing activities in the three months ended January 31, 1997 primarily on acquiring additional joint venture working interests formerly associated with Prospector Petroleum and in outfitting the Company's offices and equipment for newly hired employees.

  The Company's cash flow from financing activities during the three months ended January 31, 1998 included proceeds from notes from three stockholders of $134,027 (see Note 4 in the "Notes to Unaudited Consolidated Financial Statements"). The Company sold $29,703 of common stock for cash during the three months ended January 31, 1997.

  At January 31, 1998, the Company's current assets of $438,790 exceed its current liabilities of $390,804 by $47,986. In order to alleviate the Company's marginal working capital position, management, has already instituted personnel terminations, effective March 1, 1998, trimmed its corporate overhead, eliminated non-essential oil and gas property expenditures and has terminated its agreement in an oil and gas venture with IPX, effective March 1, 1998. The Company anticipates future increases in net cash flow from the Vesley #1 and Taylor #1 completions and from increased production from the Garcia #1.

  The Company is currently seeking additional sources of both equity and debt financing to fund current and future acquisitions. (See Part II, Item 6-C, "Management's Discussion and Analysis of Financial Condition and Plan of Action", in the Company's 10-KSB for the period ended October 31, 1997, filed with the Securities and Exchange Commission on March 12, 1998).

                                    PART II

ITEM 5.  OTHER INFORMATION

  CHANGES IN BOARD OF DIRECTORS

  JOHN L. MORAN, a Director and Vice President of Exploration for the Company since the "reverse acquisition" with Phoenix Energy Group, Inc. on October 27, 1997 and President of Integrated Petroleum Exploration, Inc. ("IPX") resigned both of his positions in ARXA effective March 1, 1998, to pursue other business interests.

  ROBERT G. FARRIS, age 68, was appointed by the Board as a Director, on March 4, 1998, to fill the John Moran vacancy. Mr. Farris is a significant stockholder and a director of Phoenix Energy Group, Inc. since its inception on March 14, 1996. He is the President of Valley Transit Co., Inc. of Harlingen, Texas. Mr. Farris was a founding director of the Harlingen State Bank and is currently a director of its successor, Texas Regional Bancshares (TRBS, Nasdaq) He is actively involved in the development of oil and gas and real estate ventures for his own account.

  LARRY R. KEELER, age 58, was also appointed by the Board as a new Director, on March 4, 1998. Mr. Keeler is a significant stockholder and a director of Phoenix Energy Group, Inc. since its inception on March 14, 1996. He is the owner of a large CPA practice in The Woodlands, Texas. He is actively involved in oil and gas and real estate ventures for his own account.

  IPX AGREEMENT TERMINATION

  In conjunction with his resignation as a Director of ARXA, Mr. Moran and the Company, mutually agreed that due to the Company's current working capital position, it was in both parties best interests to terminate the IPX agreement, effective March 1, 1998 (see Note 3 in the "Notes to Unaudited Consolidated Financial Statements")

                        ARXA INTERNATIONAL ENERGY, INC.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the
     Registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.

                        ARXA INTERNATIONAL ENERGY, INC.
                                 (Registrant)



                Date: 3-21-98      L. CRAIG FORD

                                   ------------------------------------
                                   President



                Date: 3-21-98      DENNIS P. McGRATH

                                   ------------------------------------
                                   Vice President and Controller