Form 10QSB
period 1998-04-30
ARXA INTERNATIONAL ENERGY INC
filed 1998-06-19
CIK 774415

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 1998


     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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


         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


 As of June 17, 1998, there were 21,012,502 shares of Common Stock outstanding.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1998



PART I - FINANCIAL INFORMATION                                                   PAGE
     ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets - April 30, 1998 (unaudited)
       and October 31, 1997........................................................1

     Consolidated Statements of Operations - For the Three months
       Ended April 30, 1998 (unaudited) and April 30, 1997 (unaudited).............2

     Consolidated Statements of Operations - For the Six months
       Ended April 30, 1998 (unaudited) and April 30, 1997 (unaudited).............3

     Consolidated Statement of Stockholders' Equity - For the Six months
       Ended April 30, 1998 (unaudited)............................................4

     Consolidated Statements of Cash Flows - For the Six months
       Ended April 30, 1998 (unaudited) and April 30, 1997 (unaudited).............5

     Notes to Unaudited Consolidated Financial Statements..........................6


     ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......................9

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                   APRIL 30, 1998       OCTOBER 31, 1997
                                                                                  -----------------     ----------------
                                                                                    (UNAUDITED)
                                                        ASSETS
CURRENT ASSETS:
     Cash, including interest-bearing balances of $17,142                         $        18,766       $     152,883
      and $80,351, respectively
     Accounts receivable, no allowance for doubtful accounts                              135,150             251,333
     Income tax receivable                                                                 70,831              70,831
     Oil and gas property held for sale                                                         -             466,343
     Other current assets                                                                  31,540                 342
                                                                                  ---------------       -------------
             Total current assets                                                         256,287             941,732

PROPERTY AND EQUIPMENT, (full cost method for oil and gas properties), net of accumulated depletion, depreciation,
  amortization and provision for impairment                                             1,751,871           1,919,954

OTHER ASSETS                                                                               57,270              57,833
                                                                                  ---------------       -------------
             Total assets                                                         $     2,065,428       $   2,919,519
                                                                                  ---------------       -------------
                                                                                  ---------------       -------------

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to stockholders                                                 $       291,082       $     102,285
    Accounts payable                                                                      182,479              16,054
    Other current liabilities                                                              93,432             210,675
                                                                                  ---------------       -------------
             Total current liabilities                                                    566,993             329,014

LONG-TERM DEBT                                                                                  -              79,770

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value; 100,000,000 shares authorized;
      20,437,502 and 20,377,000 shares issued and outstanding, respectively                20,437              20,377
    Additional paid-in capital                                                          4,024,516           3,937,075
    Accumulated deficit                                                                (2,546,518)         (1,446,717)
                                                                                  ----------------      --------------
             Total stockholders' equity                                                 1,498,435           2,510,735
                                                                                  ---------------       -------------
             Total liabilities and stockholders' equity                           $     2,065,428       $   2,919,519
                                                                                  ---------------       -------------
                                                                                  ---------------       -------------

  SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       For the Three months Ended
                                                              ---------------------------------------------
                                                                April 30, 1998           April 30, 1997
                                                              --------------------    ---------------------
            OIL AND GAS REVENUES                              $         47,117        $        149,547

            COST AND EXPENSES:
                Lease operating expenses                                15,890                  42,394
                Severance taxes                                          1,010                   3,735
                Depletion, depreciation, amortization
                  and provision for impairment                         447,634                  83,855
                General and administrative                             292,614                 216,840
                                                              ----------------        ----------------
                         Total cost and expenses                       757,148                 346,824
                                                              ----------------        ----------------
            LOSS FROM OPERATIONS                                      (710,031)               (197,277)

            OTHER INCOME (EXPENSE):
                Interest income                                            270                   5,109
                Interest expense                                        (1,611)                 (4,319)
                Equity in loss of oil and gas venture                   (5,726)               (135,739)
                Other                                                   33,083                 (14,999)
                                                              ----------------        -----------------
                                                                        26,016                (149,948)
                                                              ----------------        -----------------
            LOSS BEFORE INCOME TAXES                                  (684,015)               (347,225)

            INCOME TAX BENEFIT, net                                          -                  78,061
                                                              ----------------        ----------------
            NET LOSS                                          $       (684,015)       $       (269,164)
                                                              ----------------        ----------------
                                                              ----------------        ----------------
            NET LOSS PER COMMON AND COMMON
              EQUIVALENT SHARE                                $         (.033)        $         (.035)
                                                              ----------------        ----------------
                                                              ----------------        ----------------
            WEIGHTED AVERAGE COMMON AND COMMON
              EQUIVALENT SHARES                                     20,437,502               7,650,079
                                                              ----------------        ----------------
                                                              ----------------        ----------------

  SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        For the Six months Ended
                                                              ---------------------------------------------
                                                                April 30, 1998           April 30, 1997
                                                              --------------------    ---------------------
            OIL AND GAS REVENUES                              $        335,151        $        377,304

            COST AND EXPENSES:
                Lease operating expenses                               140,846                  94,816
                Severance taxes                                          5,090                  11,299
                Depletion, depreciation, amortization
                  and provision for impairment                         545,456                 164,009
                General and administrative                             695,606                 320,627
                                                              ----------------        ----------------
                         Total cost and expenses                     1,386,998                 590,751
                                                              ----------------        ----------------

            LOSS FROM OPERATIONS                                    (1,051,847)               (213,447)

            OTHER INCOME (EXPENSE):
                Interest income                                          1,162                   7,289
                Interest expense                                        (6,408)                (15,350)
                Equity in loss of oil and gas venture                 (103,516)               (140,739)
                Other                                                   60,808                  (6,776)
                                                              ----------------        -----------------
                                                                       (47,954)               (155,576)
                                                              -----------------       -----------------

            LOSS BEFORE INCOME TAXES                                (1,099,801)               (369,023)

            INCOME TAX BENEFIT, net                                          -                  82,960
                                                              ----------------        ----------------

            NET LOSS                                          $     (1,099,801)       $       (286,063)
                                                              ----------------        ----------------
                                                              ----------------        ----------------
            NET LOSS PER COMMON AND COMMON
              EQUIVALENT SHARE                                $         (.053)        $         (.037)
                                                              ----------------        ----------------
                                                              ----------------        ----------------
            WEIGHTED AVERAGE COMMON AND COMMON
              EQUIVALENT SHARES                                     20,437,502               7,650,079
                                                              ----------------        ----------------
                                                              ----------------        ----------------

  SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED APRIL 30, 1998
                                   (UNAUDITED)

                                                COMMON STOCK           ADDITIONAL                      TOTAL
                                         ----------------------------    PAID-IN     ACCUMULATED    STOCK-HOLDERS'
                                            SHARES         AMOUNT        CAPITAL       DEFICIT         EQUITY
                                         -------------  ------------- -------------- -------------  -------------
BALANCES, October 31, 1997                 20,377,000   $     20,377  $  3,937,075   $ (1,446,717)  $  2,510,735

   Net Cancellation of shares                (164,692)          (166)          166              0              0

   Issuance of stock for compensation         250,000            250        87,250              0         87,500

   J. Schofield agreement cancellation        (25,000)           (25)           25              0              0

   Rounding                                       194              1             0              0              1

   Net loss                                         0              0             0     (1,099,801)    (1,099,801)
                                         ------------   ------------  ------------   ------------   ------------
BALANCES, April 30, 1998                   20,437,502   $     20,437  $  4,024,516   $ (2,546,518)  $  1,498,435
                                         ------------   ------------  ------------   ------------   ------------
                                         ------------   ------------  ------------   ------------   ------------

  SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the Six months Ended
                                                                              ------------------------------------
                                                                               April 30, 1998      April 30, 1997
                                                                              -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $ (1,099,801)   $       (286,063)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depletion, depreciation, amortization and provision for
           impairment                                                              545,456             164,009
         Deferred tax benefit                                                            -             (69,716)
         Equity in loss of oil and gas venture                                     103,516             140,739
         Interest Expense converted into common stock                                                    8,500
         Changes in operating assets and liabilities:
             Accounts receivable                                                   116,183             122,169
             Oil and gas property held for sale                                    466,343            (119,536)
             Other current assets                                                  (31,198)             10,791
             Accounts payable                                                      166,425              73,683
              Other current liabilities                                           (117,243)                  -
                                                                         ------------------  -----------------
             Net cash provided by operating activities                             149,681              44,576
                                                                         -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of oil and gas property held for sale                                   (5,777)                  -
   Additions to office equipment                                                   (11,830)            (77,350)
   Purchase of oil and gas property                                               (345,801)           (204,376)
   Purchase of investment in oil and gas venture                                  (103,516)           (140,739)
   Proceeds from sale of oil and gas property, net                                  74,099                   -
   Purchase price adjustments on oil and gas property acquisition                        -               3,687
   Purchase of other assets                                                              -              (1,736)
                                                                         -----------------   ------------------
         Net cash used in investing activities                                    (392,825)           (420,514)
                                                                         ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stockholder notes                                                134,027                   -
    Payment of stockholder notes                                                   (25,000)            (61,650)
    Sales of common stock                                                                -             522,048
                                                                         -----------------   -----------------
         Net cash provided by financing activities                                 109,027             460,398
                                                                         -----------------   -----------------

INCREASE  IN CASH AND CASH EQUIVALENTS                                            (134,117)             84,460

CASH AND CASH EQUIVALENTS, beginning of period                                     152,883             472,480
                                                                         -----------------   -----------------

CASH AND CASH EQUIVALENTS, end of period                                  $         18,766    $        556,940
                                                                         -----------------   -----------------
                                                                         -----------------   -----------------



SUPPLEMENTAL CASH FLOW DISCLOSURES OF NONCASH TRANSACTIONS:
    Conversion of stockholder notes and interest into common stock       $                   $          85,000
                                                                         -----------------   -----------------
                                                                         -----------------   -----------------

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

     UNAUDITED INTERIM INFORMATION -- The accompanying financial information for the periods ended April 30, 1998 and 1997 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to fairly present such information in accordance with generally accepted accounting principles.

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

                               FOR THE THREE
                                MONTH PERIOD
                              ENDED APRIL 30,
                                    1997
                             -------------------
                                (unaudited)
Oil and Gas Revenues         $       125,913
Net Income (Loss)            $      (225,651)
Net  Income  (Loss) per      $          (.03)
  Share

     These pro forma amounts were prepared using assumptions which are based on estimates and are subject to revision. The pro forma combined results are not necessarily indicative of actual results that would have been achieved had the acquisition occurred on the dates indicated, or of future results.

3.   OTHER ASSETS:

     The investment in an oil and gas venture at February 28, 1998 consisted of cash advances of $370,929, reduced by losses of $370,929 ($5,726 for the current quarter). The venture was formed in 1997 by officers of the Company. The Company owned a 3% interest in the venture. The agreement was terminated on March 1, 1998, by both parties.

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

     Notes payable to stockholders at April 30, 1998 and October 31, 1997 also includes an unsecured note payable to a stockholder and his affiliates of $77,285. The note is non-interest bearing (imputed at 8%) and is payable at 7% of net proceeds of future offerings received through March 1999. If not repaid by March 1999, the note automatically converts to the Company's common stock at the average market price for the five days preceding March 13, 1999.

     Notes payable to stockholders at April 30, 1998 additionally includes unsecured notes payable to certain stockholders of $134,027. The terms and conditions are currently being negotiated.

     Notes payable to stockholders at April 30, 1998 and Long Term Debt at October 31, 1997 includes unsecured notes payable of $79,770 to a company affiliated with a stockholder of the Company. The note bears interest at 8% and is payable in quarterly installments. To the extent that the interest is paid at each quarter end, the due date is automatically extended until March 12, 1999.


5.   STOCK OPTION PLAN:

     The Company has a stock option plan under which options to purchase a maximum of 1,000,000 shares of common stock may be issued to employees, consultants and non-employee directors of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended, as well as options that do not so qualify. As of April 30, 1998, no options have been granted under the Plan.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     A.   RESULTS OF OPERATIONS

     Oil and gas revenues for the six months ended April 30, 1998 were $335,151, which is a $42,153 decrease from the $377,304 for the six months ended April 30, 1997 and is primarily attributed to normal production decline and lower product prices in 1998 versus 1997. Lease operating expense, which includes workover costs, increased from $94,816 for the six months ended April 30, 1997 to $140,846 for the six months ended April 30, 1998, an increase of $46,030. The increase is primarily due to the Garcia #1 well, located in Brooks County, Texas, which was re-worked so as to bring it back on production after having been shut-in since December 1996.

     General and administrative costs increased from $320,627 for the six months ended April 30, 1997 to $695,606 for the six months ended April 30, 1998. The increase is solely attributable to the Company's efforts to expand its capacity to evaluate numerous and larger oil and gas acquisitions to present to equity and debt financing sources, so as to grow the Company.

     B.   LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow provided by operating activities was $149,681 for the six months ended April 30, 1998 as compared to net cash flow provided by operating activities of $44,576 for the six months ended April 30, 1997. The primary source of cash for the Company for the six months ended April 30, 1998 was from the sale of the Company's Sayre Ranch Prospect in Oklahoma to a third party for $468,700 plus a commission of $18,750. The principle source of cash for the six months ended April 30, 1997 was $522,048 from the sale of common stock.

     Net cash was used in investing activities in the six months ended April 30, 1998 by 1) costs to drill and complete the Vesley #1 well for $246,000, the Taylor #1 well for $68,850 and the Poole #4 well for $25,325, 2) acquisition of the Naconiche Creek Prospect for $40,000, 3) acquisition and project development costs in the Michigan Basin of $63,000 and 4) continued funding of the IPX oil and gas venture for $103,516, (the agreement has been terminated March 1, 1998). Net cash was used in investing activities in the six months ended April 30, 1997 primarily on acquiring additional joint venture working interests formerly associated with Prospector Petroleum for $204,376, initiating the funding of IPX for $140,739 and in outfitting the Company's offices and equipment for newly hired employees in the amount of $77,350.

     The Company's cash flow from financing activities during the six months ended April 30, 1998 included proceeds from notes from three stockholders of $134,027 (see Note 4 in the "Notes to Unaudited Consolidated Financial Statements").

     At April 30, 1998, the Company's current assets of $256,287 are short of its current liabilities of $566,993 by $310,706. In order to alleviate the Company's deficit working capital position, management, has already instituted personnel terminations, effective March 1, 1998, trimmed its corporate overhead, eliminated non-essential oil and gas property expenditures, terminated its agreement in an oil and gas venture with IPX, effective March 1, 1998 and has made tentative arrangements to sell its interest in the Flowella and Colson Fields.

     The Company is currently seeking additional sources of both equity and debt financing to fund current and future acquisitions. (See Part II, Item 6-C, "Management's Discussion and Analysis of Financial Condition and Plan of Action", in the Company's 10-KSB for the period ended October 31, 1997, filed with the Securities and Exchange Commission on March 12, 1998).

     C.   MANAGEMENT'S RESPONSE AND PLAN OF OPERATIONS

     ARXA was revitalized as an oil and gas exploitation and development company on October 27, 1997, with the reverse acquisition of Phoenix Energy Group, Inc. Phoenix increased the asset base of ARXA 384%, provided significant cash flow from operations, and brought a complete, heavily experienced management infrastructure. The company's 10-K and first quarter 10-Q were filed in March, 1998. Now, as a fully reporting company, ARXA is positioned to rapidly grow the asset base of the company through merger, acquisition and reduced risk exploitation opportunities.

     The dramatic decline in crude oil and natural gas prices in 1998 has caused considerable destabilization in the energy capital markets and with exploration and production companies. The frenzy of reserve acquisitions over the last two years drove purchase prices to what is now being interpreted as "seriously inflated." The result is that many 1996-1997 acquirers of proved reserves are finding themselves forced to divest assets at very favorable prices to few buyers. Because the company was involved in negotiating the reverse acquisition of Phoenix Energy Group, Inc., and subsequently with retaining an appropriate investor relations firm to restore liquidity to the company's stock, ARXA was not involved in competing for reserves at inflated prices. Now, with significantly lower prices for crude oil and natural gas reserves, good opportunities are beginning to surface and the company is aggressively pursuing merger, acquisition and measured risk exploitation opportunities.

     Now, more than ever, because of destabilization in the energy capital markets, financing new reserve acquisitions will require creative deal structure, and ARXA's management team is demonstrating considerable skill in this area. On May 20 and June 5, ARXA announced the execution of binding letters of intent to acquire, at very favorable prices, the producing assets of OPMI Operating Company/Todd C. Harwell, and Omega Fuels respectively, with consideration in the form of stock and cash. The deals further provide for ARXA to supply workover and development capital for selected other projects, and once reserves have been reclassified as producing, ARXA has the right but not the obligation to acquire these newly developed reserves under the same pricing and consideration terms as existing production. Finally, the company has retained consultants to seek similar opportunities within the industry using the same or enhanced pricing and consideration terms as the OPMI/Harwell and Omega opportunities.

     ARXA continues to aggressively pursue it's recapitalization plan as set forth in the company's annual 10-K. Accordingly, ARXA has tendered to sell its non performing and/or low yield assets and commit the proceeds to an overall recapitalization plan which includes a new equity infusion. The company has retained consultants to advise the company on a broad range of capital formation strategies. The revitalization of the company with the reverse acquisition of Phoenix Energy Group, Inc., along with the creative deal structure format and the significant increase in the liquidity of the company's stock will provide the foundation for achieving the company's short term capital needs. Finally, this recapitalization plan, executed contemporaneously with the many opportunities occurring in the market as a result of the divestiture of reserves by so many other oil and gas companies, should realize the dramatic growth in shareholder value which is achievable in an environment which is perceived as pessimistic by many.

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

                         ARXA INTERNATIONAL ENERGY, INC.
                                  (Registrant)

                  Date: 6-18-98                 L. CRAIG FORD

                                                /s/  L. Craig Ford
                                                ------------------------------
                                                President



                  Date: 6-18-98                 DENNIS P. McGRATH

                                                /s/  Dennis P. McGrath
                                                ------------------------------
                                                Vice President and Controller