Form 10QSB
period 1998-07-31
ARXA INTERNATIONAL ENERGY INC
filed 1998-09-14
CIK 774415

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

                   FOR THE QUARTERLY PERIOD ENDED: JULY 31, 1998


      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          COMMISSION FILE NUMBER: 2-99565

                          ARXA INTERNATIONAL ENERGY, INC.


               (Exact name of registrant as specified in its charter)

                                Delaware 13-3784149
                                -------------------
                    (State or other jurisdiction) (IRS Employer
                of incorporation or organization Identification No.)

                          530 Wells Fargo Drive, Suite 300
                               Houston, Texas  77090
                               ---------------------
            (Address of principal executive offices, including zip code)

                                   (281) 444-1088
                                   --------------
                (Registrant's telephone number, including area code)

                                  ---------------

           Securities registered under Section 12(b) of the Exchange Act:

                               Name of Each Exchange
                      Title of Each Class on which Registered
                      ---------------------------------------
                           Common Stock, $.001 par value
                           OTC/ELECTRONIC BULLETIN BOARD


     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


             As of September 11, 1998, there were 22,501,024 shares of
                             Common Stock outstanding.

                    ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                                 INDEX TO FORM 10-Q
                        FOR THE QUARTER ENDED JULY 31, 1998


PART I - FINANCIAL INFORMATION                                                 PAGE
------------------------------                                                 ----
     ITEM 1.  Financial Statements

     Consolidated Balance Sheets - July 31, 1998 (unaudited)
       and October 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . 1

     Consolidated Statements of Operations - For the Three months
       Ended July 31, 1998 (unaudited) and July 31, 1997 (unaudited) . . . . . . 2

     Consolidated Statements of Operations - For the Nine months
       Ended July 31, 1998 (unaudited) and July 31, 1997 (unaudited) . . . . . . 3

     Consolidated Statement of Stockholders' Equity - For the Nine months
       Ended July 31, 1998 (unaudited) . . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows - For the Nine months
       Ended July 31, 1998 (unaudited) and July 31, 1997 (unaudited) . . . . . . 5

     Notes to Unaudited Consolidated Financial Statements. . . . . . . . . . . . 6

     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . . . . . . 9

PART II - OTHER INFORMATION
---------------------------

     ITEM 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . 10

                    ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS


                                                                 JULY 31, 1998   OCTOBER 31, 1997
                                                                 -------------   ----------------
                                                                  (UNAUDITED)
                              ASSETS
CURRENT ASSETS:
  Cash, including interest-bearing balances of $371,242           $   410,390       $   152,883
    and $80,351, respectively
  Accounts receivable, no allowance for doubtful accounts               4,615           251,333
  Income tax receivable                                                70,831            70,831
  Oil and gas property held for sale                                        -           466,343
  Other current assets                                                 25,790               342
                                                                  -----------       -----------
          Total current assets                                        511,626           941,732

PROPERTY AND EQUIPMENT, (full cost method for oil and gas
  properties), net of accumulated depletion, depreciation,
  amortization and provision for impairment                         1,019,454         1,919,954
OTHER ASSETS                                                           56,987            57,833
                                                                  -----------       -----------
          Total assets                                            $ 1,588,067       $ 2,919,519
                                                                  -----------       -----------
                                                                  -----------       -----------
             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to stockholders                                   $   157,055       $   102,285
  Accounts payable                                                     22,400            16,054
  Other current liabilities                                           173,898           210,675
                                                                  -----------       -----------
          Total current liabilities                                   353,353           329,014

LONG-TERM DEBT                                                              -            79,770

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 100,000,000 shares authorized;
    22,166,368 and 20,377,000 shares issued and outstanding,
    respectively                                                       22,166            20,377
  Additional paid-in capital                                        4,683,002         3,937,075
  Accumulated deficit                                              (3,470,454)       (1,446,717)
                                                                  -----------       -----------
          Total stockholders' equity                                1,234,714         2,510,735
                                                                  -----------       -----------
          Total liabilities and stockholders' equity              $ 1,588,067       $ 2,919,519
                                                                  -----------       -----------
                                                                  -----------       -----------

SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                    ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                            For the Three months Ended
                                           -----------------------------
                                           July 31, 1998   July 31, 1997
                                           -------------   -------------
OIL AND GAS REVENUES                       $     43,320     $   142,270

COST AND EXPENSES:
  Lease operating expenses                       64,185          38,875
  Severance taxes                                   817           3,206
  Depletion, depreciation, amortization         290,983          80,044
    and provision for impairment
  General and administrative                    613,992         251,825
                                           ------------     -----------
          Total cost and expenses               969,977         373,950
                                           ------------     -----------
LOSS FROM OPERATIONS                           (926,657)       (231,680)

OTHER INCOME (EXPENSE):
  Interest income                                    82           4,434
  Interest expense                                 (242)              -
  Equity in loss of oil and gas venture           8,462         (88,164)
  Other                                          (5,581)             98
                                           ------------     -----------
                                                  2,721         (83,632)
                                           ------------     -----------
LOSS BEFORE INCOME TAXES                       (923,936)       (315,312)

INCOME TAX BENEFIT, net                               -          70,885
                                           ------------     -----------
NET LOSS                                   $   (923,936)    $  (244,427)
                                           ------------     -----------
                                           ------------     -----------
NET LOSS PER COMMON AND COMMON
  EQUIVALENT SHARE                         $      (.042)    $     (.025)
                                           ------------     -----------
                                           ------------     -----------
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES                          22,166,368       9,808,913
                                           ------------     -----------
                                           ------------     -----------

SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                    For the Nine months Ended
                                                  July 31, 1998   July 31, 1997
                                                  -------------   -------------
OIL AND GAS REVENUES                               $   378,471      $ 519,574

COST AND EXPENSES:
   Lease operating expenses                            205,031        133,691
   Severance taxes                                       5,907         14,505
   Depletion, depreciation, amortization               836,439        244,053
     and provision for impairment
   General and administrative                        1,309,598        572,452
                                                   -----------      ---------
       Total cost and expenses                       2,356,975        964,701
                                                   -----------      ---------

LOSS FROM OPERATIONS                                (1,978,504)      (445,127)

OTHER INCOME (EXPENSE):
   Interest income                                       1,244         11,723
   Interest expense                                     (6,650)       (15,350)
   Equity in loss of oil and gas venture               (95,054)      (228,903)
   Other                                                55,227         (6,678)
                                                   -----------      ---------
                                                       (45,233)      (239,208)
                                                   -----------      ---------

LOSS BEFORE INCOME TAXES                            (2,023,737)      (684,335)

INCOME TAX BENEFIT, net                                      -        153,845
                                                   -----------      ---------

NET LOSS                                           $(2,023,737)     $(530,490)
                                                   -----------      ---------
                                                   -----------      ---------

NET LOSS PER COMMON AND COMMON
 EQUIVALENT SHARE                                  $     (.091)     $   (.058)
                                                   -----------      ---------
                                                   -----------      ---------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES                           22,166,368      9,025,003
                                                   -----------      ---------
                                                   -----------      ---------

 SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JULY 31, 1998
                                 (UNAUDITED)

                                                              COMMON STOCK           ADDITIONAL                      TOTAL STOCK-
                                                      --------------------------      PAID-IN       ACCUMULATED        HOLDERS'
                                                        SHARES           AMOUNT       CAPITAL         DEFICIT           EQUITY
                                                      ----------         -------     ----------     -----------      -----------
BALANCES, OCTOBER 31, 1997                            20,377,000         $20,377     $3,937,075     $(1,446,717)     $ 2,510,735

    NET CANCELLATION OF SHARES                          (164,692)           (166)           166               0                0

    ISSUANCE OF STOCK FOR COMPENSATION                   250,000             250         87,250               0           87,500

    J. SCHOFIELD AGREEMENT CANCELLATION                  (25,000)            (25)            25               0                0

    ISSUANCE OF SHARES FOR COMPENSATION UNDER            661,866             662        423,527               0          424,189
     CONSULTING AGREEMENTS

    ISSUANCE OF SHARES FOR PROPERTY PURCHASE             102,000             102        101,898               0          102,000

    CONVERSION OF NOTES PAYABLE TO STOCKHOLDERS INTO     965,000             965        133,059               0          134,024
     COMMON SHARES

    ROUNDING                                                 194               1              2               0                3

    NET LOSS                                                   0               0              0      (2,023,737)      (2,023,737)
                                                      ----------         -------     ----------     -----------      -----------

BALANCES, JULY 31, 1998                               22,166,368         $22,166     $4,683,002     $(3,470,454)     $ 1,234,714
                                                      ----------         -------     ----------     -----------      -----------
                                                      ----------         -------     ----------     -----------      -----------

 SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                      For the Nine months Ended
                                                                   ------------------------------
                                                                   July 31, 1998    July 31, 1997
                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (2,023,737)    $   (530,490)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depletion, depreciation, amortization and
        provision for impairment                                         836,439          244,053
      Deferred tax benefit                                                     -         (129,284)
      Equity in loss of oil and gas venture                               95,054          228,903
      Consulting services paid with common stock                         424,189
      Interest Expense converted into common stock                                          8,500
      Changes in operating assets and liabilities:
        Accounts receivable                                              246,718          133,251
        Oil and gas property held for sale                               466,343         (448,038)
        Other current assets                                             (25,448)          10,791
        Accounts payable                                                   6,346           19,888
        Other current liabilities                                         50,723                -
                                                                    ------------     ------------
        Net cash provided by operating activities                         76,627         (462,426)
                                                                    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to office equipment                                          (22,331)        (127,300)
  Purchase of oil and gas property                                      (687,804)        (196,375)
  Purchase of investment in oil and gas venture                          (95,054)        (228,903)
  Proceeds from sale of oil and gas property, net                        877,042                -
  Purchase price adjustments on oil and gas property
    acquisition                                                                -            3,687
  Purchase of other assets                                                     -           (1,736)
                                                                    ------------     ------------
      Net cash used in investing activities                               71,853         (550,627)
                                                                    ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholder notes                                        134,027                -
  Payment of stockholder notes                                           (25,000)         (61,650)
  Sales of common stock                                                        -          993,325
                                                                    ------------     ------------
      Net cash provided by financing activities                          109,027          931,675
                                                                    ------------     ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                    257,507          (81,378)

CASH AND CASH EQUIVALENTS, beginning of period                           152,883          472,480
                                                                    ------------     ------------
CASH AND CASH EQUIVALENTS, end of period                            $    410,390     $    391,102
                                                                    ------------     ------------
                                                                    ------------     ------------

SUPPLEMENTAL CASH FLOW DISCLOSURES OF NONCASH TRANSACTIONS:
  Issuance of stock for oil and gas properties                      $    102,000
                                                                    ------------
                                                                    ------------
  Conversion of stockholder notes and interest into common stock    $    134,027     $     85,000
                                                                    ------------     ------------
                                                                    ------------     ------------

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

     UNAUDITED INTERIM INFORMATION - The accompanying financial information for the periods ended July 31, 1998 and 1997 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to fairly present such information in accordance with generally accepted accounting principles.

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

                                                     FOR THE THREE
                                                     MONTH PERIOD
                                                     ENDED JULY 31,
                                                         1997
                                                     --------------
                                                      (unaudited)
              Oil and Gas Revenues                   $    142,270
              Net Income (Loss)                      $   (244,427)
              Net Income (Loss) per Share            $      (.025)


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

     Notes payable to stockholders at July 31, 1998 and October 31, 1997 also includes an unsecured note payable to a stockholder and his affiliates of $77,285. The note is non-interest bearing (imputed at 8%) and is payable at 7% of net proceeds of future offerings received through March 1999. If not repaid by March 1999, the note automatically converts to the Company's common stock at the average market price for the five days preceding March 13, 1999.

                    ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Notes payable to stockholders at July 31, 1998 and Long Term Debt at October 31, 1997 includes unsecured notes payable of $79,770 to a company affiliated with a stockholder of the Company. The note bears interest at 8% and is payable in quarterly installments. To the extent that the interest is paid at each quarter end, the due date is automatically extended until March 12, 1999.

4.   STOCK OPTION PLAN:

     The Company has a stock option plan under which options to purchase a maximum of 1,000,000 shares of common stock may be issued to employees, consultants and non-employee directors of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended, as well as options that do not so qualify. As of July 31, 1998, no options have been granted under the Plan.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

     A.   RESULTS OF OPERATIONS

     Oil and gas revenues for the nine months ended July 31, 1998 were $378,471, which is a $141,103 decrease from the $519,574 for the nine months ended July 31, 1997 and is primarily attributed to normal production decline, lower product prices in 1998 versus 1997 and the sale of the Flowella and Colson Fields, effective June 1, 1998. Lease operating expense, which includes workover costs, increased from $133,691 for the nine months ended July 31, 1997 to $205,031 for the nine months ended July 31, 1998, an increase of $71,340. The increase is primarily due to the Garcia #1 well, located in Brooks County, Texas, which was re-worked so as to bring it back on production after having been shut-in since December 1996.

     General and administrative costs increased from $244,053 for the nine months ended July 31, 1997 to $836,439 for the nine months ended July 31, 1998. The increase is solely attributable to the Company's efforts to expand its capacity to evaluate numerous and larger oil and gas acquisitions to present to equity and debt financing sources, so as to grow the Company.

     B.   LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow provided by operating activities was $76,627 for the nine months ended July 31, 1998 as compared to a deficit of $462,426 for the nine months ended July 31, 1997.

     The primary source of cash for the Company for the nine months ended July 31, 1998 was from the sale of the Sayre Ranch Prospect in Oklahoma to a third party for $468,700 plus a commission of $18,750 and the sale of the Flowella and Colson Fields to two separate third parties for a net of $801,000. The Company's cash flow from financing activities during the nine months ended July 31, 1998 also included proceeds of notes from three stockholders of $134,027, that were subsequently converted into common stock on July 14, 1998. The principle source of cash for the nine months ended July 31, 1997 was $993,325 from the sale of common stock.

     Net cash was used in investing activities in the nine months ended July 31, 1998 by 1) costs to drill and complete the Vesley #1 well for $270,000, the Taylor #1 well for $73,350 and the Poole #4 well for $25,325, 2) acquisition of the Naconiche Creek Prospect for $40,000, 3) acquisition costs of the Lewis Ranch and London Gin properties for $213,000 and 4) funding of the IPX oil and gas venture for $95,054 (the agreement has been terminated March 1, 1998).

     Net cash was used in investing activities in the nine months ended July 31, 1997 primarily on acquiring additional joint venture working interests formerly associated with Prospector Petroleum for $196,375, the funding of IPX for $228,903, investing in the Sayre Ranch Prospect for $448,038 and in outfitting the Company's offices and equipment for newly hired employees in the amount of $127,300.

     At July 31, 1998, the Company's current assets of $511,626 exceed its current liabilities of $353,353 by $158,273. In order to alleviate the Company's marginal working capital position, management, instituted personnel terminations, trimmed corporate overhead, eliminated non-essential oil and gas property expenditures, terminated its agreement in an oil and gas venture with IPX and sold its interest in the Flowella and Colson Fields for a net of $801,000 cash.

     C.   MANAGEMENT'S RESPONSE AND PLAN OF OPERATIONS

     During the third quarter, the Company continued to implement the strategic plan as set forth in its 10-KSB for the period ended October 31, 1997, filed with the SEC on March 12, 1998. The Company sold a significant portion of its low yield producing assets which were in Flowella and Colson Fields, Brooks County, Texas, at prices considerably more than their appraised value. The Company will continue to liquidate its remaining low or non-yielding producing assets. The proceeds from the Flowella and Colson Fields sale are largely committed to acquiring producing reserves and participating in high return on investment exploitation opportunities. In this regard, the Company acquired for cash and common stock the Lewis Ranch and London Gin interests in Matagorda and Nueces Counties, Texas. Besides adding good cash flow, the Lewis Ranch interest has a Bcf of behind pipe gas reserves.

     In the operations arena, the Company completed the Vesley #1 in Lavaca County, Texas, adding both cash flow and significant offset oil potential which can be exploited once crude prices improve significantly. Also in Lavaca County, Texas, the Company announced it's sixteenth successful shallow gas completion and a new deep gas discovery in the West Lavaca River Prospect. Finally, the Company applied for and is now a licensed operator in the state of Texas.

     In the capitalization arena, management has actively communicated and promoted the Company's future strategic plans to the investment community, resulting in restored liquidity to the Company's stock during this quarter. Additionally, the Company has been evaluating and will soon select a respected investment banking/consulting group, who are experienced and appropriate for our industry, size and stage of development. This group will advise the Company on capital formation strategies and provide assistance on specific executions of the plan.

     Finally, the Company has retained consultants to seek merger partners and acquisition targets.

                                      PART II

     ITEM 5.  OTHER INFORMATION

     On July 27, 1998 the Board of Directors approved the issuance of warrants to management and non-employee directors to purchase 5,000,000 shares of common stock at $.05 per share. Fifty percent (50%) of the warrants are exercisable when the Company's stock price reaches $1.25 per share, 25% when the price reaches $1.50 per share, and 25% when the stock price reaches $1.75 per share. Should the Company declare a stock dividend the number of shares will go up and the prices will go down proportionately. Should the Company reverse split its stock the number of shares will proportionately go down and the prices will proportionately go up.

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

                          ARXA INTERNATIONAL ENERGY, INC.
                                    (Registrant)



                   Date: 9-11-98             L. CRAIG FORD

                                             /s/ L. Craig Ford
                                             ------------------------------
                                             President



                   Date: 9-11-98             DENNIS P. McGRATH

                                             /s/ Dennis P. McGrath
                                             ------------------------------
                                             Vice President and Controller