Form 10KSB
period 1998-10-31
ARXA INTERNATIONAL ENERGY INC
filed 1999-02-22
CIK 774415

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -----------

                                  FORM 10-KSB
                                  -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the Fiscal Year Ended October 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER: 2-99565

                        ARXA INTERNATIONAL ENERGY, INC.
                        ------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   13-3784149
(State or other jurisdiction of            (IRS Employer identification No.)
incorporation or organization)

                        530 Wells Fargo Drive, Suite 310
                              Houston, Texas 77090
                              --------------------
          (Address of principal executive offices, including zip code)

                                 (281) 444-1088
                                 --------------
              (Registrant's telephone number, including area code)
                                 -------------

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.001 par value
                         -----------------------------
                                 Title of Class


Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended October 31, 1998 were $463,875. The aggregate market value of Common Stock held by non-affiliates of the registrant at February 8, 1998, based upon the last reported sales price on OTC Electronic Bulletin Board, was $692,135. As of February 8, 1998, there were 4,953,918 shares of Common Stock outstanding.

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

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                        ARXA INTERNATIONAL ENERGY, INC.

                               TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I

ITEM 1.  BUSINESS.......................................................    1

ITEM 2.  PROPERTIES.....................................................    3

ITEM 3.  LEGAL PROCEEDINGS..............................................   11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   11

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS............................................   12

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND PLAN OF OPERATION..........................................   15

ITEM 7.  FINANCIAL STATEMENTS  (See below)..............................   17

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.......................................   17

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............   18

ITEM 10. EXECUTIVE COMPENSATION.........................................   19

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.................................................   21

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   24

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...............................   24

SIGNATURES..............................................................   25

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.............................   F-1

                                     PART I



ITEM 1.  BUSINESS


INTRODUCTION

ARXA International Energy, Inc. is an independent oil and gas company engaged in the acquisition, exploration, development and production of oil and gas properties in the United States. Formerly named Major League Enterprises, Inc., the Company was redomiciled as a Delaware Corporation in 1995 and commenced operations during 1996. The Company's corporate headquarters are located at 530 Wells Fargo Drive, Suite 310, Houston, TX 77090.

On October 27, 1997, ARXA International Energy, Inc. ("ARXA", the "Company" or "Registrant") purchased substantially all of the assets of Phoenix Energy Group, Inc. ("Phoenix") in exchange for 12,786,310 pre-split shares of ARXA's Common Stock, which, following the transaction, represented approximately 63% of the then total issued and outstanding pre-split shares of ARXA's Common Stock of 20,377,194, which resulted in a change in control of ARXA.

Because Phoenix obtained a controlling interest in ARXA, the transaction was accounted for as a "reverse acquisition". Therefore, for financial statement purposes, Phoenix is considered the acquiror and ARXA the acquiree. Accordingly, the consolidated financial statements of ARXA, now reflect Phoenix's historical operations and cost basis since its inception and the net acquisition value of ARXA on October 27, 1997, accounted for under the purchase method of accounting.

Phoenix Energy Group, Inc. was incorporated as a Texas corporation on March 14, 1996. Mr. L. Craig Ford, then President and CEO of Phoenix and now also President and CEO of ARXA, had established Phoenix to take over the management and ownership of two producing gas fields in Brooks County, Texas.

At the time of the "reverse acquisition" the Company had a fiscal year ending January 31 while Phoenix Energy Group, Inc. had a fiscal year ending December
31. On January 8, 1998, to resolve the discrepancy on a cost-effective basis, the Board of Directors voted to change ARXA's fiscal year end from January 31 to October 31, effective as of October 31, 1997.


REVERSE STOCK SPLIT

Effective October 26, 1998, five days before our fiscal year end, we declared a reverse stock split of 1 for 5. Fractional shares were rounded up. Prior to the split we had 28,342,501 shares issued and outstanding. Following the split we had 5,668,518 shares issued and outstanding. Included in the shares of October 26, 1998, were 5,073,000 pre-split or 1,014,600 post-split shares held in escrow, to be used with a pending transaction. Between October 26, 1998 and the end of the fiscal year, the pending transaction was not consummated and the shares were cancelled, reducing the total shares issued and outstanding to 4,653,918, post split.

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

ITEM 2.  PROPERTIES

SALE OF PROPERTIES

  In June 1998, the Company sold its entire interest in the three well producing Flowella Field to a third party for net sale proceeds of $760,693. Also, in June 1998, the Company sold its entire interest in the three well producing W.E.Colson Field to a third party for net sale proceeds of $40,036. In January 1998, the Company sold its entire interest in the 11 well producing West Sandy Creek property to a third party for net sale proceeds of $48,526.

OIL & GAS PROPERTIES - A BRIEF DESCRIPTION

West Lavaca River - The Company has a 2-3% interest in approximately 17,500 acres in Lavaca County, Texas. The Company, during 1998, participated in the drilling of (20) successful wells and (5) unsuccessful wells. The area is being developed by Moose Oil and Gas, the operator, using 3D seismic data. The productive formations are the Miocene and Frio, and the prospective formations include the Yegua, Cook Mountain and Wilcox.

Hackberry - The Company has a 10% interest in two leases comprising approximately 152 acres in Cameron Parish, Louisiana. During 1998 the Company participated in the drilling of the Taylor #1 well and recompletion of the Poole #4. The wells are currently shut-in, waiting on gas pipeline hook-up. The Hansen #1 well and the Poole #3 produced oil but are currently shut-in. Remedial action to return the wells to production is being evaluated.

Last Chance - The Company has a 50% interest in the Last Chance Gas Field in
  Emery County, Utah. The area includes six (6) wells that tested gas. The field is currently shut-in, waiting on development. The Company is formulating a development plan for the field.

South Hope Field - The Company has a 50% interest in this field located in Lavaca County, Texas. The Vesley #1 well was drilled to a total depth of 8,100 feet in January 1998 and encountered two separate Miocene gas sands as identified from well log analysis. The lower of the two zones is currently producing gas, and the second Miocene sand will be completed when the current producing zone is depleted.

OPMI Operating Purchases - In July 1998, the Company purchased a 100% working interest in the C. N. Cooke #1 well in Nueces County, Texas and the Lewis #4 and #5 wells in Matagorda County, Texas, from OPMI Operating for $150,000 and 100,000 shares of the Company's pre-split common stock. The C. N. Cooke #1 has cumulatively produced 948,000 barrels of oil and is currently producing 8 barrels of oil a day. The Lewis #5 well has cumulatively produced over 1 Bcf of gas and is intermittently producing 100 - 300 mcfd. In addition to the existing producing zone, electric log analysis has identified a shallower sand estimated to be gas bearing. The shallower sand will be produced when the existing zone is abandoned. The Lewis #4 well, currently shut-in, has produced
  3.5 Bcf of gas. Plans to return this well to production are being evaluated.

The following tables set forth estimated net proved oil and gas reserves of the Company and the present value of estimated future pretax net cash flows related to such reserves as of October 31, 1997 and 1998. The reserve data and the present values were prepared by Ultra Engineering and Consulting, Inc. The present value of estimated future net revenues before income taxes was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and gas reserves owned by the Company.

                                                              Proved Reserves
                                     -----------------------------------------------------------------
                                                          (Dollars in thousands)
                                                             October 31, 1997
                                     -----------------------------------------------------------------
                                            Developed             Undeveloped             Total
                                     -----------------------   -----------------   -------------------
Oil and condensate (MBbls)                                24                  15                    39
Gas (MMcf)                                             1,057               1,877                 2,934
Present value of estimated future
net revenues before income taxes                      $1,379              $  854                $2,233

_____________________
The present value of estimated future pretax net cash flows were determined by using current average prices of $19.66 per Bbl of oil and $1.91 per Mcf of gas as of October 31, 1997


                                                              Proved Reserves
                                     -----------------------------------------------------------------
                                                           (Dollars in thousands)
                                                              October 31, 1998
                                     -----------------------------------------------------------------
                                            Developed             Undeveloped             Total
                                     -----------------------   -----------------   --------------------
Oil and condensate (MBbls)                                21                  --                     21
Gas (MMcf)                                             1,598               1,007                  2,605
Present value of estimated future
net revenues before income taxes                      $1,562              $  607                 $2,169

_____________________
The present value of estimated future pretax net cash flows were determined by using current average prices of $11.50 per Bbl of oil and $1.73 per Mcf of gas as of October 31, 1998

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. Furthermore, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including future prices, production levels and costs that may not prove correct.

No estimates of proved reserves comparable to those which we have included herein have been included in reports to any federal agency other than the Securities and Exchange Commission.

In accordance with Securities and Exchange Commission regulations, the Lenser and Ultra Engineering and Consulting, Inc. report used oil and gas prices in effect as of the report dates. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to those dates. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

Volumes, Prices and Oil and Gas Operating Expense

The following table sets forth certain information regarding the production volumes of, average sales prices received for and average production costs associated with the Company's sales of oil and gas for the periods indicated.


                                                         Ten Months Ended         Year Ended
                                                         October 31, 1997      October 31, 1998
                                                         ----------------      ----------------
Production:

Oil and condensate (Bbls)                                         2,000                  2,490
Gas (Mcf)                                                       172,000                157,379
Total Mcfe                                                      184,000                172,321

Average Sales Price:

Oil and condensate ($ per Bbl)                                   $23.33                 $12.86
Gas ($ per Mcf)                                                  $ 2.50                 $ 2.74

Average oil & gas operating expense ($ per Mcfe)(1)              $  .80                 $ 1.22

-----------
(1) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), work over costs, insurance and property and severance taxes.

Productive Wells

The following table sets forth the number of productive wells in which the Company owned an interest as of October 31, 1997 and 1998.

                                       October 31, 1997                           October 31, 1998
                              ----------------------------------       ------------------------------------
                               Gross Wells           Net Wells             Gross Wells          Net Wells
                              -------------     ----------------       ----------------    ----------------
Flowella Field                            3                 1.28                      -                   -
W.E. Colson Field                         3                 0.49                      -                   -
West Sandy Creek                         11                 0.22
West Lavaca River                         6                 0.12                     20                 .32
Lewis Ranch                                                                           2                   2
London Gin                                                                            1                   1
Hackberry                                                                             4                 .40
South Hope                                                                            1                 .50
                                       ----                 ----                   ----                ----
Total                                    23                 2.11                     28                4.22


Employees

The Company currently employs three full time and one part-time salaried persons. Mr. Ford and Mr. McGrath (described in Item 9) work full-time, while Mr. Bippus (described in Item 9), works part-time for the Company. There is also one full-time staff person in corporate administration and support.

Office Facilities

The Company leases approximately 5,825 square feet of office space in Houston, Texas. The lease is for a term of 60 months beginning on September 9, 1998 and ending on September 30, 2003, with an initial monthly lease rate of approximately $7,524.

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

The Company will determine the depth to which a particular well is drilled based on geologic and other information available to it. No representations are given herein as to the depths and formations to be encountered in the Company's wells. Management may substitute another operator or operators, on terms and conditions substantially the same as those discussed herein. Management will monitor the operations of the operators and non-affiliated drilling contractors and subcontractors. The cost of drilling to the Company will be the actual cost of third party drilling.

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

An operator's duties will typically include testing formations during drilling, and completing the wells by installing such surface and well equipment, gathering pipelines, heaters, separators, etc., as are necessary and normal in the area in which a prospect is located. The Company pays the drilling and completion costs of the operators as incurred, except that the Company is permitted to make advance payments to the operators where necessary to secure tax benefits of prepaid drilling costs and there is a valid business reason. In order to comply with conditions to securing tax benefits of prepaid drilling costs, the operator under the terms of an operating agreement will not refund any portion of amounts paid in the event actual costs are less than amounts paid, but will apply any such amounts solely for payment of additional drilling services to the Company. If an operator determines that a well is not likely to produce oil and/or gas in commercial quantities, the operator will plug and abandon the well in accordance with applicable regulations.

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

The Company will have the right to take in-kind and separately dispose of its share of all oil and gas produced from its prospects, excluding its proportionate share of production required for lease operations and production unavoidably lost. Initially, the Company will designate the operators as its agents to market such production and authorize the operators to enter into and bind the Company in such agreements as they deem in the best interest of the Company for the sale of such oil and/or gas. If pipelines, which have been built by an operator, are used in the delivery of natural gas to market, the operator may charge a gathering fee not to exceed that which would be charged by a non-affiliated third party for a similar service.

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

ITEM 3.  LEGAL PROCEEDINGS

Except as discussed below, we are not engaged in any pending legal proceedings nor is any of our property subject to any legal proceedings. We are not aware of any proceedings pending or threatened against our officers and directors in their capacities as such.

On June 10, 1998 we filed suit against a former employee, Kenneth Koepke. Mr. Koepke was formerly our Vice President of Corporate Communications. He allegedly misused his office in an effort to supplant Mr. Ford (President and CEO of our company since October 27, 1997) by attempting to discredit Mr. Ford with the Board of Directors. His employment was then terminated. Following the termination, Mr. Koepke continued his efforts by contacting shareholders. The case, ARXA International Energy, Inc. v. Kenneth Koepke, is docketed as Case No. 98-27105 in the 152nd District Court in Harris County, Texas. Among other relief, we seek to enjoin Mr. Koepke from contacting shareholders. Upon filing of the suit, by consent of counsel, the Court entered a temporary restraining order against Mr. Koepke for the period ending September 15, 1998. Since September 15, 1998 we are not aware of any further efforts by Mr. Koepke to contact our shareholders so we have not sought a continuation of the order. In addition to the injunction, we seek both a return of our shareholders list and various corporate documents removed by Mr. Koepke, together with damages of $25,000,000 and legal fees and costs. Mr. Koepke has filed a counter claim against us, seeking damages for defamation of character and wrongful termination. In addition, Mr. Koepke has filed a third party complaint against Mr. Ford personally, seeking damages for defamation of character. We and Mr. Ford are vigorously pursuing and contesting this litigation. The case is currently in discovery.

On October 20, 1998 Duke Resources Corporation, a company owned by John O. Schofield, our founder and former Chairman, filed suit seeking acceleration of the promissory note we issued in settlement of our prior litigation discussed in Form 10-K for the fiscal period ended October 31, 1997. The case was brought in the Vanderburgh Superior Court, Evansville, Indiana and docketed to No. 82D03-9810-CP-3476. We filed a response seeking to dismiss the case on the grounds that the acceleration sought is pursuant to documents other than the promissory note, and those documents require arbitration in the event of a dispute. Both sides have filed briefs and the Court has taken the matter under advisement. We expect a favorable result. However, the note is due, in any event, on March 12, 1999.

On February 1, 1999 we filed a claim against OPMI Operating Company in the 55th District Court for Harris County, Texas docketed as No. 99-02636. We allege OPMI misrepresented the status, condition and ownership of certain oil and gas leases and misapplied funds paid by us to the acquisition of other properties. We seek recovery of $60,000 plus recovery of attorneys' fees and costs. No answer has yet been filed by OPMI. We intend to vigorously pursue the litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended October 31, 1998, through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

REVERSE STOCK SPLIT

Effective October 26, 1998, five days before our fiscal year end, we declared a reverse stock split of 1 for 5. Fractional shares were rounded up. Prior to the split we had 28,342,501 shares issued and outstanding. Following the split we had 5,668,518 shares issued and outstanding. Included in the shares of October 26, 1998, were 5,073,000 pre-split or 1,014,600 post-split shares held in escrow, to be used with a pending transaction. Between October 26, 1998 and the end of the fiscal year, the pending transaction was not consummated and the shares were cancelled, reducing the total shares issued and outstanding to 4,653,918, post split.


MARKET PRICES

Our Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "ARXA." Public trading of our Common Stock began on August 8, 1995. The market for the Common stock has been limited, sporadic and highly volatile. The following table sets forth the high and low closing bid price of the Common Stock for the periods indicated. The information was obtained from Trading and Market Services of the NASDAQ Stock Market, Inc. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and do not represent actual transactions.

                                                                     Price Range
                                                              --------------------------
Fiscal Year/Period                                               High           Low
------------------                                            -----------   ------------
February 1, 1995 to January 31, 1996
  Third Quarter (commencing August 8, 1995)                        $ 3.00        $ 1.825
  Fourth Quarter                                                     4.75           3.00
February 1, 1996 to January 31, 1997
  First Quarter                                                     6.375          2.625
  Second Quarter                                                     6.50           5.00
  Third Quarter                                                     5.875           1.50
  Fourth Quarter                                                     3.50           1.50
February 1, 1997 to October 31, 1997(1)
  First Quarter                                                      2.25         1.5625
  Second Quarter                                                    4.375           1.50
  Third Quarter                                                     2.375         1.1875
November 1, 1997 to October 31, 1998(1)
  First Quarter                                                      1.50            .50
  Second Quarter                                                      .58            .27
  Third Quarter                                                      1.38            .27
  Fourth Quarter(2)                                                   .67            .12
  Fourth Quarter(3)                                                 .8125            .25

-----------
(1) Fiscal year end, changed by the Board of Directors from January 31, 1998 to October 31, 1997.
(2)   These prices are before the 1 for 5 reverse stock split.
(3)   These prices are after the 1 for 5 reverse stock split.

On February 8, 1998, the closing price for our Common Stock was $.39, and there were approximately 1,235 holders of record.

WARRANTS

None of our warrants are traded in any public trading market.

DIVIDENDS

We have not had any earnings, have not paid, and do not currently intend to pay, cash dividends on our Common Stock. The current policy of our Board of Directors is to retain earnings, if any, to provide funds for the operation and expansion of our business. The Board of Directors will review that policy from time to time in light of, among other things, our earnings and financial position.

SALE BY THE COMPANY OF UNREGISTERED SECURITIES

During the fiscal year ending October 31, 1998, we issued the following securities without registration under the Securities Act of 1933, as amended:

1. During the fiscal year ended October 31, 1997 we had issued shares of our Common Stock as compensation for services. Then, during July and August, 1997 a dispute arose as to the number of shares which should have been issued. As a part of the closing of the reverse acquisition by Phoenix Energy Group, Inc. we settled the disputes and re-issued a reduced number of shares:

                                         Original               New issue (Pre-split)
                                 ------------------------   -----------------------------
Richard R. Royall                                 144,541                         100,000
Sammy Fleschler                                   144,541                         100,000
James R. Elston                                   100,823                          69,754
Umberto Brovedani                                 144,541                         100,000


Such conversion issuances were considered exempt under Section 3(a)(9) of the Securities Act.


2. On December 4, 1997 we issued shares of our Common Stock to persons, including a director, for services rendered during the fiscal period ended October 31, 1997:

Gregory Stephens  (director)                50,000
John Catricola                              50,000
Thomas Abate                                50,000
Mega Holdings, Inc.                         50,000

     These issuances which were previously reported in Part III, Item 12 of Form 10-KSB for the transition period ended October 31, 1997. These issuances were considered exempt under Section 4 (2) of the Securities Act.

3. On July 10, 1998 we issued 100,000 shares to OPMI Operating Company and 2,000 shares to John Newton. These pre-split issuances were in partial consideration for our acquisition of an interest in certain oil and gas leases. (See Part I, Item 3 "Legal proceedings".) These issuances were considered exempt under Section 4(2) of the Securities Act.

4. On July 14, 1998 the four holders of our promissory notes including two directors converted such notes, having a principal of $134,027, to Common Stock at a conversion price of $.14 per share, based on the conversion price provided in the notes:

                                   Principal             Shares
                                 -------------        -----------
Larry Keeler  (director)             $ 50,000            360,000
Robert Farris  (director)              50,000            360,000
Errol Cook                             33,333            240,000
Paul Wigoda                               694              5,000
                                     --------            -------
Totals                               $134,027            965,000


     The conversion issuance of 965,000 pre-split shares was considered exempt under Section 3 (a) (9) of the Securities Act.

5. On July 28, 1998 we issued 300,000 pre-split shares to Norman Olshansky as compensation for financial/consulting and corporate advisory services. This issuance was considered exempt under Section 4 (2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND PLAN OF OPERATION


A.   Results of Operations

The Company's independent auditors have included an explanatory paragraph in their report on the Company's consolidated financial statements as of October 31, 1998 and the related consolidated statements of operations for the for the year ended October 31, 1998. "The Company had a net loss of $1,748,299 and negative cash flow from operations of $742,455 for the year ended October 31, 1998 and had an accumulated deficit of $3,195,016 at that date, which raises substantial doubt about its ability to continue as a going concern."

Oil and gas revenues for the year ended October 31, 1998 were $463,875, which is a $21,677 decrease from $485,552 for the ten months ended October 31, 1997 and is primarily attributed to normal production decline, lower product prices in 1998 and the sale of the Flowella and W.E. Colson Fields effective June 1, 1998.

Lease operating expense for the year ended October 31, 1998 were $199,715, which is a $62,167 increase from the $137,548 from the ten months ended October 31, 1997. The increase is primarily due to the Garcia #1 well located in Brooks County, Texas, which was re-worked so as to bring it back on production after having been shut-in since December 1996.

General and administrative costs for year ended October 31, 1998 were $1,763,050, which is a $588,507 increase from the $1,174,543 for the ten month ended October 31, 1997. The increase is solely attributable to the Company's efforts to expand its capacity to evaluate numerous and larger oil and gas acquisitions to present to equity and debt financing sources, so as to grow the Company.

B.   Liquidity and Capital Resources

The Company's independent auditors have included an explanatory paragraph in their report on the Company's consolidated financial statements as of October 31, 1998 and for the year then ended which states that "The Company is currently seeking outside sources of financing to fund its development efforts. Should the Company be unable to access such financing, it will have to materially curtail its development and operating activities."

Net cash flow from operations for the year ended October 31, 1998 was a deficit of $742,455 as compared to a deficit of $454,163 for the ten months ended October 31, 1997.

The primary source of cash for the year ended October 31, 1998 was from 1) the sale of the Sayre Ranch Prospect in Oklahoma to a third party for $468,700 plus commission income of $18,750, 2) the sale of the Flowella and W.E. Colson Fields to two separate third parties for a net of $801,000 3) the sale of the West Sandy Creek property for a net of $48,526, 4) the sale of certain undeveloped acreage in West Lavaca River for $9,205 and 5) proceeds of stockholders notes of $134,028.

Net cash was used in investing activities for the year ended October 31, 1998 primarily on costs to drill and complete the Vesley #1 well for $270,000, to drill and complete the Taylor #1 well for $73,350 and the Poole #4 well for $28,825, and to drill and complete numerous wells in West Lavaca River for a total of $53,777. Additionally, the Company spent $154,000 on the acquisition of the Lewis Ranch and London Gin properties.

The Company notes that there is not sufficient monthly cash flows from operations to continue to operate the business for the next year, or for that matter, the next fiscal quarter.

C.   Management's Response and Plan of Operation

Strategy

Management continues to emphasis the building of strong fundamentals at a minimum of risk given the nature of the business. To meet this objective the company continues to seek producing reserve acquisitions and reduced risk exploitation opportunities which will enhance the company's cash flow and reserve base.

During the past year, the industry experienced severe reductions in prices for crude oil and natural gas. One of the manifestations of reduction is significantly more difficulty in capital formation. In order to cope, the company sold many of our low yield oil and gas assets and replaced these with new reserves with significant upside potential. These new assets include exploitation potential where development cost is low, cash flow potential is high, and risk is reduced. The dilemma facing the company now is the need to raise the capital to develop these assets.

On the producing reserve acquisition front, the company continues to seek capital to acquire some of the many opportunities emerging from the general restructure of the industry. The restructuring is a result of the reduction in crude oil and natural gas prices and concern for the uncertainty of prices in the future. The company has targeted several acquisition opportunities and is aggressively seeking financial sources to assist with financing.

Capitalization

Under-capitalization is, and has been since inception, the most serious problem facing the company. Among the assets the company brings to the table to discuss capital formation is a) no long term or secured debt, b) acquisition and exploitation opportunities with attractive risk and ROI profiles, and c) a management team committed to execute the company's strategic plan. The company is pursuing a number of capital access sources.


D.   Year 2000 Compliance

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. As a result, many companies may be forced to upgrade or completely replace existing hardware and software in order to be Year 2000 compliant.

The Company has utilized only internal resources in assessing the Year 2000 issue and has not employed outside consultants to assist. There have been no material expenditures related to identifying, assessing or remediating Year 2000 compliance issues, nor does the Company expect to incur any material expenditures related to this issue. Accordingly, the Company is unable to estimate the impact of any Year 2000 compliance issues that may arise if any of its vendors and suppliers were not Year 2000 compliant.

The Company has not developed a contingency plan related to Year 2000 compliance since no significant issues have been specifically identified. Once the Company has completed its assessment with respect to its vendors and suppliers, if necessary, the Company will develop a contingency plan to address any significant non-compliance issues identified. The Company expects to complete such assessment not later than June 30, 1999.

ITEM 7.  FINANCIAL STATEMENTS


The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


The auditor for ARXA International Energy, Inc. for the fiscal year ended October 31, 1998 was Hein + Associates L.L.P.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


L. Craig Ford, age 51, serves as a Director and as President and Chief Executive Officer of the Company. He has been the President and Chief Executive Officer of Phoenix Energy Group, Inc. since its inception in March 1996. In that capacity he managed Phoenix's acquisition of 93% of the available working interests formerly managed by Prospector Petroleum, Inc. for which he had been Vice President of Finance from December 1994 through June 1995. During the period from July 1995 through February of 1996 he was working with the owners of the working interests to form Phoenix. From 1992 through 1994, Mr. Ford was a financial consultant to two California venture capital projects, Systematic Irrigation Controls, Inc. and Criminal Justice Communications, Inc., to which he provided corporate and strategic product advice. During the period from 1980 to 1991 Mr. Ford was an internal audit executive for a large independent and two Fortune 500 oil and gas companies, where he was responsible for extensive operational and financial audits in exploration, production, refining, coal, chemical and gas processing activities around the world.

Mr. William J. Bippus, age 45, a Director of the Company since August, 1995 also serves as Vice President of Development. He served as ARXA's President and Chief Executive Officer from August 1995 until October 27, 1997 when he resigned and was replaced by Mr. Ford as a result of the Phoenix transaction. Mr. Bippus was employed by Marathon Petroleum Corporation from 1988 to July 1995, where he was responsible for the world-wide business development unit which evaluated acquisitions and entry opportunities in new areas. From 1992 to 1993, Mr. Bippus was responsible for Marathon's international non-operated areas. From 1988 to 1992, Mr. Bippus worked for Marathon in Aberdeen, Scotland and London, England as a senior geophysicist, reservoir development. From 1983 to 1987, Mr. Bippus was a senior geophysicist with Occidental Petroleum Corp. in London. Mr. Bippus worked in the International Group of Cities Services Petroleum Corp. from 1979 to 1983. Mr. Bippus is a Wyoming Board Registered Professional Geologist and a member of the Society of Exploration Geophysicists and the American Association of Petroleum Geologists.

Mr. Gregory A. Stephens, age 39, a Director of the Company since August, 1995 also served as Treasurer until October 27, 1997 when he resigned and was replaced by Mr. Ford as a result of the Phoenix transaction. Mr. Stephens has been the President of Stephens Machine, Inc., a machine shop based in Kokomo, Indiana since 1984. He is also President, since 1993, of Stephens Fabrication, Inc., a structural steel fabricator also in Kokomo. Mr. Stephens is a partner/owner of various real estate development entities and since 1994 has been a director of Refinery Associates.

Mr. Dennis P. McGrath, age 50, serves as Vice President and Controller of the Company. A Certified Public Accountant since 1976, Mr. McGrath was a sole practitioner from January, 1995 to March, 1997 when he joined Phoenix Energy Group, Inc. as Vice President and Controller. From June, 1996 through February, 1997 Mr. McGrath was engaged by Phoenix to conduct an audit of the Prospector Petroleum, Inc. joint ventures for the four year period prior to Phoenix becoming the Joint Venture Manager. From 1986 to 1994 Mr. McGrath was a partner in the Houston office of the regional public accounting firm of Simonton, Kutac and Barnidge, L.L.P. where he was the firm's partner-in-charge of small business consulting and out-sourcing services. A large portion of his clients were engaged in oil & gas exploration and development. From 1972 to 1986 Mr. McGrath held financial management positions with various oil and gas companies.

Robert G. Farris, age 68, serves as a director of the Company. Mr. Farris is the President of Valley Transit Co., Inc., Harlingen, Texas, with which he has been associated since 1955. Mr. Farris was graduated from The New Mexico Military Institute in June, 1948 and then received a Bachelors of Business Administration Degree from the University of Texas in June, 1952. He was then commissioned in the United States Army and served with the 3rd Infantry Division in Korea. He served until June, 1954. Mr. Farris has served in a variety of community and public service organizations and has been a trustee of the Marine Military Academy since 1977.

Larry Keeler, age 58, serves as a director of the Company. In addition, Mr. Keeler provides business, tax, and financial consulting services under a consulting agreement. (See Part III, Item 12 "Certain Relationships and Related Transactions") Mr. Keeler, a CPA, has been engaged in the private practice of accounting under the name Larry Keeler P.C. for over seven years. Mr. Keeler was authorized to practice in California in 1969 and in Texas in 1989. He is a member of the American Institute of CPAs and the Texas Society of CPAs.

Compliance with Section 16(a) of the Exchange Act

The Company believes that all persons required to report have filed reports for the period covered by this transition report. However, the Company believes that all of such reports for Messrs. Bippus (Form 4) and Ford, Moran, McGrath, Veh and Phoenix Energy Group, Inc. (Form 3) were not timely filed.


ITEM 10.  EXECUTIVE COMPENSATION


Compensation of Executive Officers

During the fiscal year ended October 31, 1998 the executives previously compensated by Phoenix Energy Group, Inc. became employees of the Company and were compensated by the Company. Executive compensation paid for the year was as follows:

                                            Summary Compensation Table
------------------------------------------------------------------------------------------------------------------
                                                                                              Long-Term
                                                           Compensation                      Compensation
                                                 --------------------------------   ------------------------------
Name and Principal                  Fiscal                           Other              Stock           Stock
Position                            Period         Salary         Compensation        Issuances       Options 3
------------------------------   -------------   -----------   ------------------   -------------   --------------
L. Craig Ford                         10/31/98        64,890             3,915/1/               0       290,000/2/
Chief Executive Officer

Kenneth Koepke                        10/31/98        20,340                    0               0                0
VP-Corp. Relations

Dennis P. McGrath                     10/31/98        56,478                    0               0       180,000/2/
VP, Controller

Mitchell Veh, Jr.                     10/31/98        14,890                    0               0                0
VP-Acquisition

Robert G. Farris                      10/31/98             0                    0               0        46,667/2/
Director

Larry Keeler                          10/31/98             0               17,014               0        46,667/2/
Director

Gregory A. Stephens                   10/31/98             0                    0               0        46,667/2/
Director

William J. Bippus                     10/31/98        35,809                    0               0       200,000/2/
Director

__________________________________
/1/  Mr. Ford receives the use of a Company-owned 1997 Toyota Avalon.
/2/ These options were issued under the Executive and Director Stock Option Incentive Plan which is discussed below.
/3/  The stock options reflected herein are presented on a post-split basis.

Compensation of Directors

Directors are not compensated for their services as such and there is no current plan to compensate them, beyond the Executive and Director Stock Options granted July 27, 1998, discussed below. Directors may be reimbursed expenses incurred in attendance at meetings.

Other Compensation

There are no Stock Appreciation Rights (SARs) held by any executive officer or any other person. There is no Long-Term Incentive Plan. There is no Deferred Compensation owing to any executive officer; however as of October 31, 1997 Mr. Bippus was owed $48,750 (as adjusted) for previously accrued and unpaid salary. That amount remains unpaid. There is no retirement, pension or profit sharing plan.

                                 Stock Options

Incentive Stock Option Plan

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

As of February 8, 1998 no options have been granted under the Plan.

Executive and Director Stock Option Incentive Plan

On July 27, 1998 our Board of Directors authorized an Executive and Director Stock Option Incentive Plan, with options to be issued as follows:

L. Craig Ford                              1,450,000
William L. Bippus                          1,000,000
Dennis McGrath                               900,000
Richard Ruppert                              450,000
Gregory Stephens                             233,333
Robert Farris                                233,333
Larry Keeler                                 233,333

The options are exercisable only in the event that the market price of our Common Stock achieves certain levels. Fifty percent are exercisable when the price is $1.25 or higher, twenty-five percent are exercisable when the price is $1.50 or higher, and the final twenty-five percent are exercisable when the price is $1.75 or higher.

As adjusted for the 1 for 5 reverse stock split, the shares subject to option would be as follows and the required price levels for exercise would be $6.25, $7.50 and $8.75 respectively:

L. Craig Ford                                290,000
William L. Bippus                            200,000
Dennis McGrath                               180,000
Richard Ruppert                               90,000
Gregory Stephens                              46,667
Robert Farris                                 46,667
Larry Keeler                                  46,667

To date, no options have been exercised.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 8, 1998 by all persons known by the Company to be beneficial owners of more than five percent (5%) of its Common Stock, each director of the Company, each executive officer of the Company, and all directors and executive officers as a group:

                                           Amount and Nature
Name and Address                             of Beneficial                  Percent of
of Beneficial Owner                            Ownership/1/                   Class/2/
---------------------------------   --------------------------------   --------------------
Phoenix Energy Group, Inc.                              2,557,262/3/                  51.6%
530 Wells Fargo Drive, Suite 310
Houston, TX 77090

William J. Bippus                                         322,419/4/                   6.5%
10 Stone Spring Circle
The Woodlands, TX 77381

Gregory A. Stephens                                       146,202/5/                  2.95%
411 Pebble Ct.
Russiaville, IN 46979

L. Craig Ford                                                   0/6/                   0.0%
25111 London Town Drive
Spring, TX 77389

Robert G. Farris                                           72,000/6/                  1.45%
2204 Riverside Dr.
Harlingen, TX  78550

Larry Keeler                                               81,331/6/                  1.64%
634 Hickory Ridge
Shenandoah, TX 77381

Dennis P. McGrath                                               0/6/                   0.0%
714 Lodgehill
Houston, TX  77090

All officers and directors
as a group (5 persons)                                       621,952                 12.55%

--------------

/1/ Unless otherwise indicated below, all shares are owned legally (of record) and beneficially.
/2/  Based upon 4,953,918 shares issued and outstanding on February 8, 1998.
/3/ Does not include Warrants exercisable at $10.00 per share to purchase 659,400 shares of the Company's Common Stock (adjusted for the stock split), issued in connection with the "reverse acquisition" on October 27, 1997.
/4/ Does not include 105,469 $10.00 Warrants (adjusted for the stock split) held by Mr. Bippus nor 24,750 shares of common stock and 6,750 of $10.00 Warrants (adjusted for the stock split) held by a trust for the Bippus Children.
/5/ Does not include 30,000 $10.00 Warrants (adjusted for the stock split) held by Mr. Stephens.
/6/ Does not include allocation or attribution of shares owned by Phoenix Energy Group, Inc.; see Table (C) below.
/7/ Does not include Warrants held by Mr. Bippus or Mr. Stephens, nor the shares or any Warrants owned by Phoenix Energy Group, Inc.

(B) The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 8, 1998 by all persons who were previously Directors or Executive Officers of the Company during the fiscal year ended October 31, 1998:

                                    Amount and Nature
Name and address of                   of Beneficial              Percent of
Beneficial Owner                       Ownership/1/               Class/2/
--------------------              ---------------------        --------------
John L. Moran                                        0                  0.0%
22702 Moonlit Lake Ct.
Katy, TX 77450

--------------
/1/ Unless otherwise indicated below, all shares are owned legally (of record) and beneficially.
/2/  Based upon 4,953,918 shares issued and outstanding on February 8, 1998.

(C)  Phoenix Energy Group, Inc.

   The following table sets forth certain information regarding the beneficial ownership of Phoenix Energy Group, Inc.'s Common Stock as of February 8, 1998 by all persons known to Phoenix to be beneficial owners of more than five percent (5%) of its Common Stock, each executive officer of Phoenix, and all directors and executive officers of Phoenix as a group:


                                           Amount and Nature
Name and Address                             of Beneficial                 Percent of
of Beneficial Owner                            Ownership/1/                  Class/2/
--------------------                      ---------------------          ---------------
L. Craig Ford                                       515,165/3/                   8.0%
25111 London Town Drive
Spring, TX 77389

Paul Wigoda                                         420,713                      6.5%
3883 Turtle Creek, #1009
Dallas, TX  75219

Robert G. Farris                                    177,543/4/                   2.7%
2204 Riverside Dr.
Harlingen, TX  78550

Larry Keeler                                        305,131/5/                   4.7%
634 Hickory Ridge
Shenandoah, TX 77381

Dennis P. McGrath                                         0/6/                   0.0%
714 Lodgehill
Houston, TX 77090

All officers and directors
As a group (5 persons)                            1,418,552                     22.0%

-----------
/1/ Unless otherwise indicated below, all shares are owned legally (of record)
    and beneficially.
/2/ Based upon 6,434,817 shares issued and outstanding as of February 8, 1998. /3/ Does not include options to purchase 190,132 shares of Common Stock at an exercise price of $2.50 per share.
/4/ Does not include options to purchase 40,731 shares of Common Stock at an exercise price of $2.50 per share.
/5/ Does not include options to purchase 80,731 shares of Common Stock at an exercise price of $2.50 per share.
/6/ Does not include options to purchase 95,880 shares of Common Stock at an exercise price of $2.50 per share.

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

As recognition of services rendered during the fiscal period ended October 31, 1997 the Company authorized issuance of shares of its Common Stock to certain persons, including Gregory A. Stephens, a Director and the former Treasurer. See Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholders Matters - Sale by the Company of Unregistered Securities - 2"

On July 14, 1998 two of our directors, Larry Keeler and Robert Farris, each converted their promissory notes of $50,000 to 360,000 shares of our Common Stock at a conversion price of $.14 per share. See Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholders Matters - Sale by the Company of Unregistered Securities - 4"

On July 28, 1998 we entered into a Business, Accounting, and Financial Consulting Agreement with Larry Keeler, a director. On that same date, as partial compensation under the Agreement, we issued 80,000 shares to Mr. Keeler, pursuant to a registration on Form S-8.

On July 27, 1998 our Board of Directors authorized an Executive and Director Stock Option Incentive Plan, with options to be issued as follows:

L. Craig Ford                              1,450,000
William L. Bippus                          1,000,000
Dennis McGrath                               900,000
Richard Ruppert                              450,000
Gregory Stephens                             233,333
Robert Farris                                233,333
Larry Keeler                                 233,333

The options are exercisable only in the event that the market price of our Common Stock achieves certain levels. Fifty percent are exercisable when the price is $1.25 or higher, twenty-five percent are exercisable when the price is $1.50 or higher, and the final twenty-five percent are exercisable when the price is $1.75 or higher.

As adjusted for the 1 for 5 reverse stock split, the shares subject to option would be as follows and the required price levels for exercise would be $6.25, $7.50 and $8.75 respectively: To date, no options have been exercised.

L. Craig Ford                                290,000
William L. Bippus                            200,000
Dennis McGrath                               180,000
Richard Ruppert                               90,000
Gregory Stephens                              46,667
Robert Farris                                 46,667
Larry Keeler                                  46,667

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit 27 -- Financial Data Schedule

(b)  REPORTS ON FORM 8-K

On November 7, 1997 the Company filed Form 8-K to report the acquisition of assets from Phoenix Energy Group, Inc.

SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ARXA INTERNATIONAL ENERGY, INC.



                              By: /s/ L. Craig Ford
                                 ____________________________________
                                    L. Craig Ford, President and
                                    Chief Executive Officer

                              Dated:  February 19, 1998



  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                        Title                              Date
-----------                                                      --------                           ------

/s/ L. Craig Ford                                   President/Chief Executive Officer    February 19, 1999
-------------------------------------------------   and Director
L. Craig Ford

/s/ Dennis P. McGrath                               VP & Controller                      February 19, 1999
-------------------------------------------------
Dennis P. McGrath

/s/ William J. Bippus                               Director                             February 19, 1999
-------------------------------------------------
William J. Bippus

/s/ Gregory A. Stephens                             Director                             February 19, 1999
-------------------------------------------------
Gregory A. Stephens

/s/ Larry Keeler                                    Director                             February 19, 1999
-------------------------------------------------
Larry Keeler

/s/ Robert G. Farris                                Director                             February 19, 1999
-------------------------------------------------
Robert G. Farris

                 ARXA INTERNATIONAL ENERGY, INC & SUBSIDIARY.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       Page
                                                                       ----
ARXA INTERNATIONAL ENERGY, INC.
FINANCIAL STATEMENTS:
 Independent Auditor's Report........................................   F-2
 Consolidated Balance Sheet - October 31, 1998.......................   F-3
 Consolidated Statements of Operations:
    (1) for the Period From Inception (March 14, 1996) to
        December 31, 1996
    (2) for the period from inception (March 14,1996) to
        October 31, 1996 (unaudited)
    (3) for the Ten Month Period Ended October 31, 1997 and
    (4) for the Year Ended October 31, 1998..........................   F-4
 Consolidated Statement of Stockholders' Equity:
    (1) for the Period From Inception (March 14, 1996) to
        December 31, 1996
    (2) for the Ten Month Period Ended October 31, 1997 and
    (3) for the Year Ended October 31, 1998..........................   F-5
 Consolidated Statements of Cash Flows:
    (1) for the Period From Inception (March 14, 1996) to
        December 31, 1996
    (2) for the period from inception (March 14,1996) to
        October 31, 1996 (unaudited)
    (3) for the Ten Month Period Ended October 31, 1997 and
    (4) for the Year Ended October 31, 1998..........................   F-6
 Notes to Consolidated Financial Statements..........................   F-7
 Supplemental Oil and Gas Properties and Related Reserves Data
  (Unaudited)........................................................  F-17

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
ARXA International Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of ARXA International Energy, Inc. and subsidiary as of October 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from inception (March 14, 1996) to December 31, 1996 , for the ten month period ended October 31, 1997 and for the year ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARXA International Energy, Inc. and subsidiary as of October 31, 1998, and the results of their operations and their cash flows for the period from inception (March 14, 1996) to December 31, 1996, for the ten month period ended October 31, 1997, and for the year ended October 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company had a net loss of $1,748,299 and negative cash flow from operations of $742,455 for the year ended October 31, 1998 and had an accumulated deficit of $3,195,016 at that date, which raises substantial doubt about its ability to continue as a going concern. The Company is currently seeking outside sources of financing to fund its development efforts. Should the Company be unable to access such financing, it will have to materially curtail its development and operating activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein + Associates LLP

Houston, Texas
December 7, 1998

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                          Consolidated Balance Sheet

                                OCTOBER 31, 1998

                                         ASSETS
                                         ------
CURRENT ASSETS:
  Cash                                                                      $   167,105
  Accounts receivable, net of allowance for doubtful accounts                   119,430
                                                                            -----------
       Total current assets                                                     286,535
PROPERTY AND EQUIPMENT, (full cost method for oil and gas
 properties), net of accumulated depletion, depreciation,
 amortization and provision for impairment                                    1,708,589
OTHER ASSETS                                                                     63,189
                                                                            -----------
       Total assets                                                         $ 2,058,313
                                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Notes payable to stockholders                                             $   157,055
  Accounts payable                                                               25,904
  Other current liabilities                                                      48,750
                                                                            -----------
       Total current liabilities                                                231,709

COMMITMENTS AND CONTINGENCIES (Note 8 and 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 2,000,000 shares
  authorized; none issued and outstanding                                             -
  Common stock, $.001 par value; 100,000,000 shares
  authorized; 4,653,918 shares issued and outstanding                             4,654
  Additional paid-in capital                                                  5,296,325
  Unearned stock based compensation of consultants and others                  (279,359)
  Accumulated deficit                                                        (3,195,016)
                                                                            -----------
       Total stockholders' equity                                             1,826,604
                                                                            -----------
       Total liabilities and stockholders' equity                           $ 2,058,313
                                                                            ===========

      See accompanying notes to these consolidated financial statements.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                     Consolidated Statements of Operations

                                      For the Period From        For the Period From
                                        Inception (March        Inception (March 14,           For the Ten
                                          14, 1996) to                1996) to             Month Period Ended    For the Year Ended
                                          December 31,               October 31,               October 31,           October 31,
                                              1996                      1996                      1997                   1998
                                   ----------------------       -------------------        ------------------     -----------------
                                                                     (unaudited)
OIL AND GAS REVENUES                            $ 241,115                  $ 103,068              $   485,552       $   463,875

COST AND EXPENSES:
  Lease operating expenses                        108,753                     50,956                  137,548           199,715
  Severance taxes                                   6,880                      2,650                   11,590            10,984
  Depletion, depreciation,
   amortization and provision for
   impairment                                     121,574                     60,014                  608,370           157,762
  General and administrative                      157,139                     89,278                1,174,543         1,763,050
                                                ---------                  ---------              -----------       -----------
    Total cost and expenses                       394,346                    202,898                1,932,051         2,131,511
                                                ---------                  ---------              -----------       -----------

LOSS FROM OPERATIONS                             (153,231)                   (99,830)              (1,446,499)       (1,667,636)

OTHER INCOME (EXPENSE):
  Interest income                                   3,086                      2,108                   12,930             6,010
  Interest expense                                (11,031)                         -                   (4,566)           (6,020)
  Equity in loss of oil and
    gas venture                                         -                          -                 (267,413)          (93,296)
  Other                                           (78,083)                   (78,083)                  (8,674)           12,643
                                                ---------                  ---------              -----------       -----------
                                                  (86,028)                   (75,975)                (267,723)          (80,663)
                                                ---------                  ---------              -----------       -----------

LOSS BEFORE INCOME TAXES                         (239,259)                  (175,805)              (1,714,222)       (1,748,299)

INCOME TAX BENEFIT, net                           107,126                     61,794                  399,638                 -
                                                ---------                  ---------              -----------       -----------

NET LOSS                                        $(132,133)                 $(114,011)             $(1,314,584)      $(1,748,299)
                                                =========                  =========              ===========       ===========

NET LOSS PER COMMON
AND COMMON EQUIVALENT SHARE -                       $(.23)                     $(.20)                   $(.69)      $      (.41)
 BASIC AND DILUTED                              =========                  =========              ===========       ===========

Weighted Average Common and Common
 Equivalent Shares                                581,501                    581,501                1,911,346         4,219,770
                                                =========                  =========              ===========       ===========

      See accompanying notes to these consolidated financial statements.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM MARCH 14, 1996 (INCEPTION) TO OCTOBER 31, 1998


                                                 Common Stock           Additional                                    Total Stock-
                                         --------------------------      Paid-In          Unearned      Accumulated     Holders'
                                             Shares       Amount         Capital        Compensation       Deficit       Equity
                                        --------------------------      ----------      ------------    -----------  ------------

BALANCES, March 14, 1996 (inception)              -     $       -     $           -     $  -            $          -   $  -

 Issuance of stock for consulting
  services                                   35,767            36             8,964                 -              -         9,000
 Issuance of stock for compensation          61,002            61            15,289                 -              -        15,350
 Issuance of stock for oil and gas
  properties, net of offering costs       1,007,952         1,008         1,724,636                 -              -     1,725,644
 Issuance of stock for consulting
  services                                    5,713             6            14,369                 -              -        14,375
 Sales of common stock                      190,733           191           224,099                 -              -       224,290
 Net loss                                         -             -                 -                 -       (132,133)     (132,133)
                                          ---------        ------        ----------      ------------   ------------   -----------

BALANCES, December 31, 1996               1,301,167         1,302         1,987,357                 -       (132,133)    1,856,526

 Issuance of stock for oil and gas
  properties                                 16,573            16            30,290                 -              -        30,306
 Conversion of notes payable and
  accrued interest                           33,780            33            84,967                 -              -        85,000
 Sales of common stock                      762,828           763         1,239,797                 -              -     1,240,560
 Issuance of common stock for
  compensation                              442,914           443           378,487                 -              -       378,930
 Acquisition of ARXA                      1,518,138         1,518           232,479                 -              -       233,997
 Net loss                                         -             -                 -                 -     (1,314,584)   (1,314,584)
                                         ----------        ------        ----------      ------------   ------------   -----------

BALANCES, October 31, 1997                4,075,400         4,075         3,953,377                 -     (1,446,717)    2,510,735

 Cancellation of stock per agreement         (5,000)           (5)                -                 -              -            (5)
 Net Cancellation of stock to officer
  and consultants                           (32,938)          (33)               33                 -              -             -
 Issuance of stock for oil and gas
  properties                                 20,400            20           220,980                 -              -       221,000
 Conversion of notes payable                193,000           193           133,835                 -              -       134,028
 Issuance of common stock in lieu of
  current liability                          50,000            50            87,450                                -        87,500
 Issuance of common stock for
  consulting services                       353,000           353           900,647          (279,359)             -       621,641
 Rounding                                        56             1                 3                 -              -             4
 Net loss                                         -             -                 -                 -     (1,748,299)   (1,748,299)
                                         ----------        ------        ----------      ------------    ------------  -----------

BALANCES, October 31, 1998                4,653,918        $4,654        $5,296,325         $(279,359)   $(3,195,016)  $ 1,826,604
                                         ==========        ======        ==========      ============    ============  ===========

      See accompanying notes to these consolidated financial statements.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                                 For the Period    For the Period
                                                                 From Inception    From Inception
                                                                (March 14, 1996)  (March 14, 1996)     For the Ten
                                                                       to                to            Month Period    For the Year
                                                                  December 31,       October 31,      Ended  October   Ended October
                                                                     1996               1996            31, 1997         31, 1998
                                                               -----------------   ---------------   ---------------   ------------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                           $ (132,133)    $ (114,011)           $(1,314,584)  $(1,748,299)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depletion, depreciation, amortization and provision for
      impairment                                                       121,574         60,014                608,370       157,762
     Deferred tax benefit                                             (170,927)      (125,595)              (324,440)            -
     Equity in loss of oil and gas venture                                   -              -                267,413        93,296
     Issuance of stock for compensation                                 38,725         29,725                378,930       621,641
     Changes in operating assets and liabilities:
       Accounts receivable                                            (326,143)      (265,312)                91,767       131,903
       Income tax receivable                                                 -              -                (70,831)       70,831
       Other current assets                                             (9,929)       (12,828)                 9,587           342
       Accounts payable                                                 30,493          8,826                (14,439)       97,350
       Other current liabilities                                        42,650            277                (10,738)     (161,925)
       Accrued income taxes                                             63,801         63,801                (63,801)            -
     Other, net                                                        (28,990)       (28,705)               (11,397)       (5,356)
                                                                    ----------     ----------            -----------   -----------
       Net cash used in operating activities                          (370,879)      (383,808)              (454,163)     (742,455)
                                                                    ----------     ----------            -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Purchase) Sale of oil and gas property held for sale                       -              -               (466,343)      466,343
 Additions to office equipment                                         (54,347)       (16,700)               (95,778)      (22,895)
 Additions to oil and gas property                                           -              -               (196,250)     (427,045)
 Purchase of oil and gas property                                            -              -                      -      (153,600)
 Investment in oil and gas venture                                           -              -               (267,413)      (93,296)
 Cash acquired in acquisition of ARXA                                        -              -                 18,358             -
 Proceeds from sale of oil and gas property, net                       405,726        468,352                      -       878,142
 Purchase price adjustments on oil and gas property acquisition        133,754        130,079                 18,486             -
 Purchase of other assets                                              (58,483)       (57,883)                (1,135)            -
                                                                    ----------     ----------            -----------   -----------
     Net cash provided by (used in) investing activities               426,650        523,848               (990,075)      647,649
                                                                    ----------     ----------            -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholder notes                                      138,150        138,150                      -       134,028
  Payment of stockholder notes                                               -              -                (61,650)      (25,000)
  Sales of common stock                                                224,290        194,290              1,240,560             -
                                                                    ----------     ----------            -----------   -----------
     Net cash provided by financing activities                         362,440        332,440              1,178,910       109,028
                                                                    ----------     ----------            -----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       418,211        472,480               (265,328)       14,222

CASH AND CASH EQUIVALENTS, beginning of period                               -              -                418,211       152,883
                                                                    ----------     ----------            -----------   -----------

CASH AND CASH EQUIVALENTS, end of period                            $  418,211     $  472,480            $   152,883   $   167,105
                                                                    ==========     ==========            ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                                 $        -     $        -            $    70,831   $         -
                                                                    ==========     ==========            ===========   ===========
  Interest paid                                                     $        -     $        -            $     6,885   $     6,020
                                                                    ==========     ==========            ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES OF NONCASH TRANSACTIONS:
  Issuance of stock for oil and gas properties, net of deferred
   taxes                                                            $1,725,644     $1,725,941            $    30,306    $  221,000
  Conversion of stockholder notes and accrued interest into         ==========     ==========            ===========    ==========
   common stock                                                     $        -     $        -            $    85,000    $  134,028
                                                                    ==========     ==========            ===========    ==========
  Issuance of stock in lieu of current liability                    $        -     $        -            $         -    $   87,500
                                                                    ==========     ==========            ===========    ==========
  Issuance of stock in business combination                         $        -     $        -            $   233,997    $        -
                                                                    ==========     ==========            ===========    ==========

      See accompanying notes to these consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

    Organization - ARXA International Energy, Inc. ("ARXA" or "the Company"), was incorporated in Delaware and is engaged in oil and gas exploration and development in Utah, Louisiana and Texas. ARXA USA, Inc., a wholly owned subsidiary, was incorporated in Delaware. All significant intercompany accounts and transactions have been eliminated in consolidation. On October 27, 1997, the Company acquired substantially all of the assets and liabilities of Phoenix Energy Group, Inc. (Phoenix). To consummate the transaction, the Company exchanged 12,786,310 (pre-split) shares of the Company's common stock, representing approximately 63% of the issued and outstanding shares, plus warrants to purchase 3,297,000 (pre-split) shares at an exercise price of $2.00 (pre-split) per share. The business combination was accounted for on the purchase method of accounting. No goodwill arose from this transaction. As Phoenix obtained a controlling interest in the Company, the transaction was accounted for as a reverse acquisition. Therefore, for financial statement purposes, Phoenix is considered the acquiror. The consolidated financial statements reflect the historical operations and cost basis of Phoenix since its inception; however, its stockholders' equity section has been restated to reflect the capital structure of ARXA.

    Phoenix Energy Group, Inc. was incorporated in Texas on March 14, 1996 and was engaged in oil and gas exploration and development in south Texas. Phoenix was formed by issuing notes and common stock to certain of the larger oil and gas interest owners formerly associated with Prospector Petroleum Inc. (Prospector). Phoenix, through a private placement, acquired approximately 93% of the available working interests in six wells, formerly associated with Prospector, at various times during the months of August 1996 through August 1997. Revenues and related costs associated with these properties were recognized beginning on the respective dates acquired. Phoenix issued 5,039,761 shares of Phoenix common stock during 1996 and 82,866 shares of Phoenix common stock in 1997 to effectuate the acquisition of these working interests (See Note 11).

    REVERSE STOCK SPLIT - Effective October 26, 1998, the Company declared a one to five reverse common stock split. Under the terms of the reverse stock split, one new, post-split share was issued for five pre-split shares, with factional shares rounded up to a full share. Accordingly, the financial statements have been restated to reflect this reverse stock split for all periods presented.

    Oil and Gas Revenues - The Company recognizes oil and gas revenues as the oil or gas is produced and sold. As a result, the Company accrues revenue relating to production for which the Company has not received payment.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Oil and Gas Property Held for Sale - Oil and gas property held for sale is carried at the lower of cost or market. In December 1997, a property was sold to a third party for cash equal to the carrying value of the property at October 31, 1997 plus commission.

    Oil and Gas Property - The Company follows the full-cost method of accounting for oil and gas property. Under the full-cost method, all costs associated with property acquisition, exploration, and development activities are capitalized into a "full-cost pool". Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and directly related costs. Gains or losses are normally not recognized on the sale or other disposition of oil and gas properties. During 1998, the Company sold an oil and gas lease for $930,508, less direct expenses of the sale of $52,366. The net proceeds from this sale were recorded as a reduction of the full-cost pool.

    The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Depletion expense per mcf equivalent was $1.31 for the periods ended October 31 and December 31, 1996, $1.19 for the ten-month period ended October 31, 1997, and $.66 for the year ended October 31, 1998.

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

    The Company's financial statements are based on a number of significant estimates including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. The Company's reserve estimates are determined by an independent petroleum engineering firm. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and reserves associated with non-producing properties are more imprecise than those for

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    producing properties with long production histories. At October 31, 1998, approximately 83% of the Company's oil and gas reserves were attributable to non-producing properties. Accordingly, the Company's estimates are expected to change as future information becomes available.

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

    Other Non-Current Assets - Other non-current assets include organization costs, which are being amortized over five years.

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

    Concentrations of Credit Risk - Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of oil and gas receivables. Substantially all of the Company's receivables were due from the sale of oil and gas arising from production on properties located in Texas and Louisiana. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed at October 31, 1998.

    At times, the Company maintains deposits in banks which exceed the amount of federal deposit insurance available. Management believes the possibility of loss on these deposits is minimal.

    Earnings per share - The Company adopted SFAS No. 128,  Earnings Per Share
    (EPS), which was issued in February 1997, which requires presentation of both basic and diluted EPS

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    on the face of the income statement for all periods presented. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted-average number of common and potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. There were no dilutive potential common shares outstanding during the periods emcompassed by these financial statements. All prior years' data in this report have been restated to reflect the requirements of SFAS No. 128.

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

2.  GOING CONCERN:

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $1,748,299 and negative cash flow from operations of $742,455 for the year ended October 31, 1998 and had an accumulated deficit of $3,195,016 at that date, which raises substantial doubt about its ability to continue as a going concern.

    The Company has targeted several acquisition opportunities and is aggressively seeking financial sources to assist with the financing.

3.  ACCOUNTS RECEIVABLE:

    Accounts receivable consisted of oil and gas receivables of $26,306 and amounts due primarily from operators of oil and gas properties of $143,124 offset by an allowance for doubtful accounts of $50,000.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  PROPERTY AND EQUIPMENT:

    Property and equipment at October 31, 1998, consisted of the following:

      Oil and gas properties                             $2,420,456
      Other property and equipment                          173,020
                                                         ----------
                                                          2,593,476
      Less accumulated depletion,
       depreciation, amortization and
       provision for impairment                            (884,887)
                                                         ----------
                                                         $1,708,589
                                                         ==========

5.  OTHER ASSETS:

    Other non-current assets at October 31 1998 consisted primarily of an indemnification fund of $50,000. The indemnity fund, was set up for the benefit of the liquidating agent for Prospector (see Note 1) in accordance with the Joint Venture Dispute Resolution Agreement for a period not to exceed four years. Upon expiration of the four-year period, any remaining funds will be returned to the Company.

6.  NOTES PAYABLE TO STOCKHOLDERS:

    Notes payable to stockholders at October 31, 1998 includes an unsecured note payable to a stockholder and his affiliates of $77,285. The note is non-interest bearing (imputed at 8%) and is payable at 7% of net proceeds of future offerings received through March 1999. If not repaid by March 1999, the note automatically converts to the Company's common stock at the average market price for the five days preceding March 13, 1999.

    Notes payable to stockholders at October 31, 1998 also includes an unsecured note payable to a company affiliated with a stockholder of the Company in the amount of $79,770. The note bears interest at 8% and is payable in quarterly installments. To the extent that the interest is paid at each quarter end, the due date is automatically extended until March 12, 1999.

    The stockholder of the above two notes has sued the Company, claiming that the due dates of both notes should be accelerated. The Company feels that the claim is completely without merit and, accordingly, has retained an attorney to defend itself.

    During the year ended October 31, 1998, four stockholders loaned the Company $134,027. These loans were converted into 193,000 shares of common stock on June 17, 1998.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  INCOME TAXES:

    Deferred tax assets and liabilities as of October 31, 1998 consisted of the following:

                                                      Current                Long-Term                 Total
                                                -----------------      -----------------       -----------------

Deferred tax asset - net operating loss
 carryforward                                      $            -              $ 503,000               $ 503,000
                                                   --------------              ---------               ---------
Deferred tax liability -Accumulated,
 depletion, depreciation, amortization,
 and provision for impairment                                   -                      -                       -
                                                   --------------              ---------               ---------
                                                                -                503,000                 503,000
Valuation allowance                                             -               (503,000)               (503,000)
                                                   --------------              ---------               ---------

                                                   $            -              $       -               $       -
                                                   ==============              =========               =========

    The Company had net operating loss carryforwards (NOL's) for income tax reporting purposes of approximately $1,341,000 at October 31, 1998. If not utilized, these NOL's will expire in twenty years.

8.  COMMITMENTS AND CONTINGENCIES:

    Commitments - In August 1998, the Company signed a non-cancelable operating lease agreement that provides for monthly payments ranging from $7,524 to $8,495 for 60 months. For the year ended October 31, 1998, rent expense for office space amounted to $54,267.

    The Company has agreements with various consultants to provide legal, accounting, and financial advisory services to the Company. The agreements expire between March 1999 and June 1999 and require the Company to pay a maximum of $7,160 and a minimum of $4,160 per month.

    On June 10, 1998 the Company filed suit against a former employee, Kenneth Koepke. Mr. Koepke was formerly Vice President of Corporate Communications. He allegedly misused his office in an effort to supplant Mr. Ford (President and CEO) by attempting to discredit Mr. Ford with the Board of Directors. His employment was then terminated. Following the termination, Mr. Koepke continued his efforts by contacting shareholders. Among other relief, the Company seeks to enjoin Mr. Koepke from contacting shareholders. Mr. Koepke has filed a counter claim, seeking damages for defamation of character and wrongful termination. In addition, Mr. Koepke has filed a third party complaint against Mr. Ford personally, seeking damages for defamation of character. The Company and Mr. Ford are vigorously pursuing and contesting this litigation. The case is currently in discovery.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

9.  YEAR 2000:

    The Company has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem, which is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Year 2000 problem may impact the Company and/or other entities with which the Company transacts business. The
    Company has not determined the impact of the Year 2000 problem on their future operations or the costs they may incur to remediate the problem.

10. RELATED PARTY TRANSACTION:

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

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCKHOLDERS' EQUITY:

    During the period from inception (March 14, 1996) to December 31, 1996, the Company compensated its president, a director and certain Prospector-sponsored joint ventures for services rendered to the Company by the issuance of 102,482 shares of its common stock. Compensation of $38,725 was recorded for these services, based on the estimated fair value of the shares at the times of issuance, which ranged from $.25 to $2.50 per share.

    Effective August 1, 1996, the Company acquired working interests in the Flowella and SE Loma Blanca prospects in Brooks County, Texas from Prospector-sponsored joint ventures in exchange for the issuance of 1,007,952 shares of common stock. The working interests were recorded at their estimated fair value of $2,116,246, as determined by management by reference to an independent engineering report. Direct costs associated with the exchange totaled $28,996 and were recorded as a reduction of additional paid-in capital.

    During the period from inception (March 14, 1996) to December 31, 1996, the Company received cash of $224,290 in exchange for 190,733 shares of common stock. The shares were sold at prices ranging from $1.25 to $2.50 per share.

    During 1997, the Company continued to acquire working interests in the Flowella and SE Loma Blanca prospects in Brooks County, Texas from Prospector-sponsored joint ventures in exchange for the issuance of common stock. The Company exchanged 16,573 shares of common stock. The working interests were recorded at their estimated fair value of $30,306, as determined by management.

    In March 1997, the Company converted notes payable due to stockholders with an outstanding principal balance of $76,500 and related accrued interest payable of $8,500 to 33,780 shares of common stock.

    During the period from February through October 1997, the Company received cash of $1,240,560 in exchange for 762,828 shares of common stock. The shares were sold at prices ranging from $2.50 per share at the beginning of the period to $.85 per share towards the end of the period.

    During September 1997, the Company compensated its officers and directors for services rendered by the issuance of 442,914 shares of its common stock. Compensation of $378,930 was recorded for these services, based on the estimated fair value of the shares at the time of issuance of $.85 per share.

    As discussed in Note 1, the Company issued warrants to acquire 3,297,000 (pre-split), 659,400 (post-split) shares of its common stock as part of the acquisition transaction with Phoenix.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The warrants are exercisable at $2.00 (pre-split) $10.00 (post-split) per share. These warrants expire on August 9, 2000 and are currently exercisable.

    On August 21, 1998, the Company issued 57,700 warrants to certain Arxa shareholders to purchase the Company's common stock at $1.25. These warrants expire on August 31, 2000.

    Prior to the merger transaction with Phoenix, the Company issued 405,000 warrants to purchase the Company's common stock at $10.00. These warrants expire on August 9, 2000.

    In addition, Phoenix granted options to employees and directors to acquire 147,753 shares of Phoenix's common stock and an option to an individual to acquire 6,146 shares of its common stock. The options, which expire on September 11, 2007, have an exercise price of $12.50 per share. The options issued to employees to acquire 110,877 shares of Phoenix's common stock are exercisable in equal amounts on September 12, 1998, 1999 and 2000. The options issued to directors, and to the individual mentioned above, are currently exercisable. These options have not been converted to options to acquire common stock of the Company.

    In July 1998, the Company purchased a 100% working interest in the C.N. Cooke #1 well in Nueces County, Texas and the Lewis #4 and #5 wells in Matagorda County, Texas, from OPMI Operating for $153,600 and 20,400 shares of the Company's common stock. The working interests were recorded at their estimated fair value of $374,600, as determined by management by reference to an independent engineering report.

    During the year ended October 31, 1998, four stockholders loaned the Company $134,028. These loans were converted into 193,000 shares of common stock on June 17, 1998.

12. STOCK OPTION PLAN:

    The Company has a stock option plan under which options to purchase a maximum of 200,000 shares of common stock may be issued to employees, consultants and non-employee directors of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended, as well as options that do not so qualify. As of October 31, 1998, no options have been granted under the Plan.

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

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Non-qualified options granted under the plan may not have an exercise price of less than 85% of the fair market value of the Company's common stock on the date of grant.

    On July 27, 1998 the Company authorized the issuance of warrants to management and non-employee directors to purchase 1,000,000 shares of common stock at $.25 per share. 50% of the warrants are to be exercisable when the Company's stock price reaches $6.25 per share, 25% when the price reaches $7.50 per share, and 25% when the stock price reaches $8.75 per share. Should the Company declare a stock dividend the number of shares will go up and the prices will go down proportionately. These warrants have not been issued as of October 31, 1998. The pro forma effect of the 1,000,000 shares is shown below in this footnote.

    In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS 123.

    The Company applies APB Opinion 25, Accounting of Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans.

    Had compensation expense for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                         For the Ten
                                                         Month Period            For the Year
                                                            Ended                   Ended
                                                         October 31,             October 31,
                                                             1997                    1998
                                                    ------------------      ------------------
Net loss                               As reported         $(1,314,584)            $(1,748,299)
                                        Pro forma           (1,314,584)             (3,530,700)

Net loss per common share              As reported                (.69)                   (.41)
                                        Pro forma                 (.69)                   (.84)

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 8%; volatility of 198%, no assumed dividend yield; and expected life of one year.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                      SUPPLEMENTAL OIL AND GAS PROPERTIES
                           AND RELATED RESERVES DATA
                                  (Unaudited)

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED):

An analysis of the capitalized oil and gas property costs and related accumulated depletion, depreciation and amortization is as follows:

                                        October 31, 1997     October 31, 1998
                                        ----------------     ----------------
Unproved oil and gas properties         $   62,500           $         -
Proved oil and gas properties            2,435,487             2,420,456
                                        ----------            ----------
                                         2,497,987             2,420,456
 Less accumulated depletion,
  depreciation, amortization and
  provision for impairment                (701,697)             (815,697)
                                        ----------            ----------

Net capitalized costs                   $1,796,290            $1,604,759
                                        ==========            ==========

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES (UNAUDITED):

The following costs were incurred in oil and gas activities as follows:

Acquisition of proved and unproved properties during the period from
 inception (March 14, 1996) to December 31, 1996                                   $2,116,246
Acquisition of proved and unproved properties during the ten month period
 ended October 31, 1997                                                            $  787,467
Acquisition of proved and unproved properties during the year ended
 October 31, 1998                                                                  $  374,600
Exploration or development costs during the year ended
    October 31, 1998                                                               $  427,044


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

PROVED DEVELOPED AND UNDEVELOPED RESERVES (UNAUDITED):

                                                Oil (BBLS)      Gas (MMCF)
                                                ----------      ----------
PROVED RESERVES, March 14, 1996 (inception)              -               -
  Purchase of Minerals in place                     20,545           1,361
  Production                                        (1,379)            (81)
  Sale of minerals in place                         (3,838)           (255)
                                                   -------         -------
PROVED RESERVES, December 31, 1996                  15,328           1,025
  Revisions of previous estimates                      650              (9)
  Purchase of Minerals in place                     25,602           2,075
  Production                                        (2,181)           (157)
                                                   -------         -------
PROVED RESERVES, October 31, 1997                   39,399           2,934
  Revisions of previous estimates                  (23,000)         (1,808)
  Purchase of Minerals in place                     21,533             746
  Extensions and discoveries                           235           1,827
  Production                                        (2,490)           (157)
  Sale of minerals in place                        (14,313)           (937)
                                                   -------         -------
PROVED RESERVES, October 31, 1998                   21,364           2,605
                                                   =======         =======


PROVED DEVELOPED RESERVES, December 31, 1996        15,328           1,025
                                                   =======         =======
PROVED DEVELOPED RESERVES, October 31, 1997         23,999           1,057
                                                   =======         =======
PROVED DEVELOPED RESERVES, October 31, 1998         21,364           1,598
                                                   =======         =======

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                      SUPPLEMENTAL OIL AND GAS PROPERTIES
                           AND RELATED RESERVES DATA
                                  (Unaudited)


DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED):

Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves are as follows:

                                                         October 31, 1997          October 31, 1998
                                                        ------------------        ------------------
Future cash inflows                                           $ 6,312,496               $ 4,747,284
Future production costs                                        (1,455,890)               (1,273,024)
Future development costs                                       (1,669,920)                 (354,000)
Future income taxes                                              (493,074)                        -
                                                              -----------               -----------
                                                                2,693,612                 3,120,260
Less 10% annual discount for estimated
 timing of cash flows                                             805,390                   950,743
                                                              -----------               -----------

Standardized measure of discounted future net
 cash flows                                                   $ 1,888,222               $ 2,169,517
                                                              ===========               ===========

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

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                      SUPPLEMENTAL OIL AND GAS PROPERTIES
                           AND RELATED RESERVES DATA
                                  (Unaudited)


DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED): (continued)

The principal changes in the standardized measure of discounted future net cash flows are as follows:


BALANCE, March 14, 1996 (inception)                             $         -

 Purchase of reserves                                             1,884,571
 Sales of oil and gas produced, net of production costs            (125,482)
 Sales of oil and gas properties                                   (301,049)
 Changes in estimated future income taxes                          (463,553)
 Other                                                                  703
                                                                -----------

BALANCE, October 31, 1997                                         1,888,222

 Purchase of reserves                                               716,208
 Sales of oil and gas produced, net of production costs            (253,176)
 Sale of oil and gas properties                                  (1,201,483)
 Extensions, discoveries less related costs                       1,450,752
 Revisions of previous quantity estimates                          (962,840)
 Changes in estimated future income taxes                           342,834
 Accretion of discount                                              189,000
                                                                -----------

BALANCE, October 31, 1998                                       $ 2,169,517
                                                                ===========