Form 10QSB
period 1999-01-31
ARXA INTERNATIONAL ENERGY INC
filed 1999-03-17
CIK 774415

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                _______________


                                  FORM 10-QSB
                                _______________

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the quarterly period ended: January 31, 1999


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

                       530 Wells Fargo Drive, Suite 310
                             Houston, Texas 77090
         (Address of principal executive offices, including zip code)

                                (281) 444-1088
             (Registrant's telephone number, including area code)
                                 _____________

        Securities registered under Section 12(b) of the Exchange Act:

                             Name of Each Exchange
                    Title of Each Class on which Registered

                         Common Stock, $.001 par value
                        OTC / ELECTRONIC BULLETIN BOARD

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 12, 1999, there were 4,953,918 shares of Common Stock outstanding.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                              INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED JANUARY 31, 1999



 Part I - Financial Information                                               Page
 ------------------------------                                               ----
      Item 1.  Financial Statements

      Consolidated Balance Sheets - January 31, 1999 (unaudited)
        and October 31, 1998.....................................................1

      Consolidated Statements of Operations - For the Three months
        Ended January 31, 1999 (unaudited) and January 31, 1998 (unaudited)......2

      Consolidated Statement of Stockholders' Equity - For the Three months
        Ended January 31, 1999 (unaudited).......................................3

      Consolidated Statements of Cash Flows - For the Three months
        Ended January 31, 1999 (unaudited) and January 31, 1998 (unaudited)......4

      Notes to Unaudited Consolidated Financial Statements.......................5


      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations....................8

 Part II - Other Information

       Item 1.  Legal Proceedings................................................9

       Item 5.  Other Information ...............................................9

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                          Consolidated Balance Sheets

                                                                                    January 31,            October 31,
                                                                                        1999                   1998
                                                                                  -----------------     -----------------
                                                                                    (Unaudited)
                                                        ASSETS
Current Assets:
     Cash                                                                         $        35,503       $     167,105
     Accounts receivable, net of allowance for doubtful accounts                            8,229             119,430
                                                                                  ---------------       -------------
             Total current assets                                                          43,732             286,535

Property and Equipment, (full cost method for oil and gas properties), net of accumulated depletion, depreciation,
  amortization and provision for impairment                                             1,702,947           1,708,589

Other Assets                                                                               62,907              63,189
                                                                                  ---------------       -------------
             Total assets                                                         $     1,809,586       $   2,058,313
                                                                                  ===============       =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes payable to stockholders                                                 $       157,055       $     157,055
    Accounts payable                                                                      131,840              25,904
    Other current liabilities                                                              48,750              48,750
                                                                                  ---------------       -------------
             Total current liabilities                                                    337,645             231,709

Commitments and Contingencies                                                                  --                  --

Stockholders' Equity:
     Preferred stock, $1.00 par value; 2,000,000 shares authorized; none
      issued and outstanding                                                                   --                  --
     Common stock, $.001 par value; 100,000,000 shares authorized;                          4,954               4,654
      4,953,918 and 4,653,918 shares issued and outstanding, respectively
    Additional paid-in capital                                                          5,446,025           5,296,325
    Unearned stock based compensation of consultants and others                                --            (279,359)
    Accumulated deficit                                                                (3,979,038)         (3,195,016)
                                                                                  ---------------       -------------
             Total stockholders' equity                                                 1,471,941           1,826,604
                                                                                  ---------------       -------------
             Total liabilities and stockholders' equity                           $     1,809,586       $   2,058,313
                                                                                  ===============       =============

 See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           For the Three months Ended
                                                   ---------------------------------------------
                                                     January 31, 1999         January 31, 1998
                                                   --------------------    ---------------------
 Oil and Gas Revenues                              $         23,081        $        288,034

 Cost and Expenses:
     Lease operating expenses                                55,479                 124,956
     Severance taxes                                          2,698                   4,080
     Depletion, depreciation, amortization
       and provision for impairment                          16,983                  97,822
     General and administrative                             696,381                 402,992
                                                   ----------------        ----------------
              Total cost and expenses                       771,541                 629,850
                                                   ----------------        ----------------
 Loss From Operations                                      (748,460)               (341,816)

 Other Income (Expense):
     Interest income                                            690                     892
     Interest expense                                        (1,451)                 (4,797)
     Equity in loss of oil and gas venture                       --                 (97,790)
     Other                                                  (34,801)                 27,725
                                                   ----------------        ----------------
                                                            (35,562)                (73,970)
                                                   ----------------        ----------------
 Loss Before Income Taxes                                  (784,022)               (415,786)
 Income Tax Benefit, net                                         --                      --
                                                   ----------------        ----------------
 Net Loss                                          $       (784,022)       $       (415,786)
                                                   ================        ================
 Net Loss Per Common  and  Common  Equivalent
   Share                                           $           (.16)        $          (.10)
                                                   ================        ================
 Weighted Average Common and Common Equivalent
   Shares                                                 4,953,918               4,087,500
                                                   ================        ================

 See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                Consolidated Statement of Stockholders' Equity
                  For the Three months Ended January 31, 1999
                                  (Unaudited)



                                                Common Stock           Additional                                 Total Stock
                                         ----------------------------    Paid-In       Unearned     Accumulated     Holders'
                                            Shares         Amount        Capital     Compensation     Deficit        Equity
                                         -------------  ------------- -------------- -------------  ------------- -------------
Balances, October 31, 1998                  4,653,918   $      4,654  $  5,296,325       (279,359)  $ (3,195,016) $  1,826,604

   Issuance of common stock for
      consulting services, previously
      issued and earned this quarter               --             --            --        279,359             --       279,359

   Issuance of common stock for
      consulting services                     300,000            300       149,700             --             --       150,000

   Net loss                                        --             --            --             --       (784,022)     (784,022)
                                            ---------   ------------  ------------   ------------   ------------  ------------
Balances, January 31, 1999                  4,953,918   $      4,954  $  5,446,025   $         --   $ (3,979,038) $  1,471,941
                                            =========   ============  ============   ============   ============  ============

 See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                      For the Three months Ended
                                                           -----------------------------------------------
                                                               January 31,                    January 31,
                                                                  1999                           1998
                                                            -----------------              ---------------
Cash Flows From Operating Activities:
   Net loss                                                 $       (784,022)              $      (415,786)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depletion, depreciation, amortization and
           provision for impairment                                   16,983                        97,822
         Bad debt expense                                             77,039                            --
         Equity in loss of oil and gas venture                            --                        97,790
         Consulting services paid with common stock                  429,359                            --
         Changes in operating assets and liabilities:
             Accounts receivable                                      34,162                        60,948
             Oil and gas property held for sale                           --                       466,343
             Other current assets                                         --                        (6,549)
             Accounts payable                                        105,936                       108,790
              Other current liabilities                                   --                       (68,526)
                                                            ----------------               ---------------
             Net cash  provided  by (used  in)  operating
              activities                                            (120,543)                      340,832
                                                            ----------------               ---------------
Cash Flows From Investing Activities:
   Purchase of oil and gas property held for sale                         --                        (5,777)
   Additions to office equipment                                          --                       (11,830)
   Additions to oil and gas property                                 (11,059)                           --
   Purchase of oil and gas property                                       --                      (382,887)
   Purchase of investment in oil and gas venture                          --                       (97,790)
   Proceeds from sale of oil and gas property, net                        --                        74,099
                                                            ----------------               ---------------
         Net cash used in investing activities                       (11,059)                     (424,185)
                                                            ----------------               ---------------
Cash Flows From Financing Activities:
    Proceeds from stockholder notes                                       --                       134,027
    Payment of stockholder notes                                          --                       (25,000)
    Sales of common stock                                                 --                            --
                                                            ----------------               ---------------
         Net cash provided by financing activities                        --                       109,027
                                                            ----------------               ---------------
Increase  (Decrease) in Cash                                        (131,602)                       25,674

Cash, beginning of period                                            167,105                       152,883
                                                            ----------------               ---------------
Cash, end of period                                         $         35,503               $       178,557
                                                            ================               ===============

Supplemental Cash Flow Disclosures of Noncash
   Transactions:
    Issuance of stock for compensation                      $             --               $        87,500
                                                            ================               ===============
    Issuance of stock for consulting services               $        429,359               $            --
                                                            ================               ===============

 See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

             Notes to Unaudited Consolidated Financial Statements


1.      Organization and Significant Accounting Policies:

        Organization - ARXA International Energy, Inc. ("ARXA" or "the Company") was incorporated in Delaware and is engaged in oil and gas exploration and development in Utah, Louisiana and Texas. ARXA USA, Inc., a wholly owned subsidiary, was incorporated in Delaware. All significant intercompany accounts and transactions have been eliminated in consolidation. On October 27, 1997, the Company acquired substantially all of the assets and liabilities of Phoenix Energy Group, Inc. (Phoenix). To consummate the transaction, the Company exchanged 12,786,310 (pre-split) shares of the Company's common stock, representing approximately 63% of the issued and outstanding shares, plus warrants to purchase 3,297,000 (pre-split) shares at an exercise price of $2.00 (pre-split) per share. The business combination was accounted for on the purchase method of accounting. No goodwill arose from this transaction. As Phoenix obtained a controlling interest in the Company, the transaction was accounted for as a reverse acquisition. Therefore, for financial statement purposes, Phoenix is considered the acquiror. The consolidated financial statements reflect the historical operations and cost basis of Phoenix since its inception; however, its stockholders' equity section has been restated to reflect the capital structure of ARXA.

        Phoenix Energy Group, Inc. was incorporated in Texas on March 14, 1996 and was engaged in oil and gas exploration and development in south Texas. Phoenix was formed by issuing notes and common stock to certain of the larger oil and gas interest owners formerly associated with Prospector Petroleum Inc. (Prospector). Phoenix, through a private placement, acquired approximately 93% of the available working interests in six wells, formerly associated with Prospector, at various times during the months of August 1996 through August 1997. Revenues and related costs associated with these properties were recognized beginning on the respective dates acquired. Phoenix issued 1,007,952 shares of Phoenix common stock during 1996 and 16,573 shares of Phoenix common stock in 1997 to effectuate the acquisition of these working interests.

        Reverse Stock Split - Effective October 26, 1998, the Company declared a one to five reverse common stock split. Under the terms of the reverse stock split, one new, post-split share was issued for five pre-split shares, with fractional shares rounded up to a full share. Accordingly, the financial statements have been restated to reflect this reverse stock split for all periods presented.

        Unaudited Interim Information - The accompanying financial information for the quarterly periods ended January 31, 1998 and 1999 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to fairly present such information in accordance with generally accepted accounting principles.

2.      Going Concern:

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $784,022 and negative cash flow from operations of $120,543 for the quarterly period ended January 31, 1999 and had an accumulated deficit of $3,979,038 at that date, which raises substantial doubt about its ability to continue as a going concern.

        The Company has targeted several acquisition opportunities and is aggressively seeking financial sources to assist with the financing.


3.      Notes Payable to Stockholders:

        Notes payable to stockholders at January 31, 1999 and October 31, 1998 includes an unsecured note payable to a stockholder and his affiliates of $77,285. The note is non-interest bearing (imputed at 8%) and is payable at 7% of net proceeds of future offerings received through March 12, 1999. If not repaid by March 12, 1999, the note automatically converts to the Company's common stock at the average market price for the five days preceding March 12, 1999.

        Notes payable to stockholders at January 31, 1999 and October 31, 1998 also includes an unsecured note payable to a company affiliated with a stockholder of the Company in the amount of $79,770. The note bears interest at 8% and is payable in quarterly installments. To the extent that the interest is paid at each quarter end, the due date is automatically extended until March 12, 1999.


4.      Year 2000:

        The Company has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem, which is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Year 2000 problem may impact the Company and/or other entities with which the Company transacts business. The Company has not determined the impact of the Year 2000 problem on their future operations or the costs they may incur to remedial the problem.

5.      Stock Option Plan:

        The Company has a stock option plan under which options to purchase a maximum of 200,000 shares of common stock may be issued to employees, consultants and non-employee directors of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended, as well as options that do not so qualify. As of January 31, 1999, no options have been granted under the Plan.

           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     A.   Results of Operations

     Oil and gas revenues for the three months ended January 31, 1999 were $23,081, which is a $264,953 decrease from the $288,034 for the three months ended January 31, 1998 and is primarily attributed to the sale of the Flowella and Colson Fields, effective June 1, 1998. Lease operating expense, which includes workover costs, decreased from $124,956 for the three months ended January 31, 1998 to $55,479 for the three months ended January 31, 1999, a decrease of $69,477. The decrease is primarily due to the Garcia #1 well, located in Brooks County, Texas, which was re-worked, in the quarter ended January 31, 1998.

     General and administrative costs increased from $402,992 for the three months ended January 31, 1998 to $696,381 for the three months ended January 31, 1999. The increase of $293,389, primarily consists of financial advisory and consulting services paid for with Form S-8 registered common stock, valued at $429,359, offset by a decrease in payroll and office overhead expenses of $135,970.


     B.   Liquidity and Capital Resources

     Net cash flow from operating activities was a negative $120,543 for the three months ended January 31, 1999 as compared to a positive of $340,823 for the three months ended January 31, 1998.

     The principle source of cash for the three months ended January 31, 1999 was $34,162 from accounts receivable collections and $105,936 from increased accounts payable.

     The primary source of cash for the three months ended January 31, 1998 was from:

         1.    the sale of the Sayre Ranch  Prospect in Oklahoma,  to a third party,  for $468,700 plus  commission  income of $18,750
         2.    the sale of the West Sandy Creek property, to a third party, for a net of $48,526
         3.    proceeds of shareholder notes of $134,027

     Net cash was used in investing activities in the three months ended January 31, 1999 for well costs of $11,059 on the West Lavaca River property.

     Net cash was used in investing activities in the three months ended January 31, 1998 primarily on:

         1.    costs to drill and complete the Vesley #1 well for $200,875
         2.    costs to drill and complete the Taylor #1 well for $53,750
         3.    acquisition of the Naconiche Creek Prospect for $40,000
         4.    acquisition and development costs in the Michigan Basin for
               $63,000
         5. funding of the IPX oil and gas venture for $97,790, (the agreement was terminated March 1, 1998).

     At January 31, 1999, the Company's current liabilities of $337,645 exceed its current assets of $43,732 by $293,913. The Company had a net loss of $784,022 and negative cash flow from operations of $120,543 for the quarterly period ended January 31, 1999 and had an accumulated deficit of $3,979,038 at that date, which raises substantial doubt about the Company's ability to continue as a going concern. The Company is continuing to target several acquisition opportunities and is aggressively seeking financial sources to assist with the financing.

     The Company notes that there is not sufficient cash flow from operations to continue to operate the business for the next fiscal quarter.

     C.   Management's Response and Plan of Operations

     During the past year, the industry experienced severe reductions in prices for crude oil and natural gas. Capital formation in the current environment is extremely difficult, especially for OTC, Bulletin Board companies, like ARXA. Under-capitalization has continuously been, since its inception, the most serious problem facing the Company. In order to cope, the Company sold many of our low yield oil and gas assets and replaced these with new reserves with significant upside potential.

     The dilemma facing the Company now is the need to raise the capital to develop these assets as well as some of the many opportunities emerging from the general restructuring of the industry. The Company has targeted several acquisition opportunities and is aggressively seeking financial sources to assist with financing.

     The Company believes that it will ultimately be successful in raising new capital because:

         1.    it has no long term debt or secured debt on its balance sheet
         2. has identified numerous acquisition and exploitation opportunities with attractive risk and return on investment profiles
         3. a management team committed to execute the Company's strategic plan.
         4. it is attractive to potential merger partners...ARXA is one of the few OTC, Bulletin Board companies that is fully reporting to the Securities and Exchange Commission.


                                    PART II

     Item 1.  Legal Proceedings

     The Company, in 1998, had filed suit against a former employee, Kenneth Koepke, who was formerly the Vice President of Corporate Communications. On March 3, 1999, a full and complete settlement was reached, as long as the Company makes a payment of $15,000 by March 26, 1999.


     Item 5.  Other Information

     The Company is in default on cash payment of a note payable to a stockholder in the amount of $77,285, due March 12, 1999. If not repaid by March 12, 1999, the note automatically converts to the Company's common stock at the average market price for the five days preceding March 12, 1999. Accordingly, 278,004 restricted shares of the Company's common stock, at a price of $.278 per share, will be issued to satisfy this obligation.

     The Company is in default on payment of a note payable to a stockholder in the amount of $79,770 due March 12, 1999. Unlike the first note referred to in the above paragraph, this second note has no provision for automatic conversion into common stock.

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

                        ARXA INTERNATIONAL ENERGY, INC.
                                 (Registrant)



                Date: 3-15-99                    L. CRAIG FORD

                                                 /s/  L. Craig Ford
                                                 ------------------
                                                 President



              Date: 3-15-99                      DENNIS P. McGRATH

                                                 /s/  Dennis P. McGrath
                                                 ------------------------
                                                 Vice President and Controller