Form 10QSB
period 1999-04-30
ARXA INTERNATIONAL ENERGY INC
filed 1999-06-21
CIK 774415

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                _______________

                                  FORM 10-QSB

                                _______________


[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934  [NO FEE REQUIRED]


                 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 1999



    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934  [NO FEE REQUIRED]


                        COMMISSION FILE NUMBER: 2-99565



                        ARXA INTERNATIONAL ENERGY, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                   13-3784149
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer identification No.)
 incorporation or organization)


                          2301 14th Street, Suite 404
                          Gulfport, Mississippi  39501
                          ----------------------------
          (Address of principal executive offices, including zip code)

                                 (228) 864-6667
                                 --------------
              (Registrant's telephone number, including area code)


                                 _____________


         Securities registered under Section 12(b) of the Exchange Act:


                             Name of Each Exchange
                    Title of Each Class on which Registered
                    ---------------------------------------
                         Common Stock, $.001 par value
                        OTC / ELECTRONIC BULLETIN BOARD

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of  June 18, 1999, there were 11,241,322 shares of Common Stock outstanding.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED APRIL 30, 1999



Part I - Financial Information                                        Page
------------------------------                                        ----
  Item 1.  Financial Statements

  Consolidated Balance Sheets  April 30, 1999 (unaudited)
    and October 31, 1998..............................................   1

  Consolidated Statements of Operations - For the Three months
    Ended April 30, 1999 (unaudited) and April 30, 1998 (unaudited)...   2

  Consolidated Statements of Operations - For the Six months
    Ended April 30, 1999 (unaudited) and April 30, 1998 (unaudited)...   3

  Consolidated Statement of Stockholders' Equity - For the Six months
    Ended April 30, 1999 (unaudited)..................................   4

  Consolidated Statements of Cash Flows - For the Six months
    Ended April 30, 1999 (unaudited) and April 30, 1998 (unaudited)...   5

  Notes to Unaudited Consolidated Financial Statements................   6

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations............   9

Part II - Other Information
---------------------------

  Item 1.  Legal Proceedings..........................................  11

  Item 5.  Other Information..........................................  11

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                         April 30,             October 31,
                                                                           1999                   1998
                                                                    ----------------       ----------------
                                                                        (Unaudited)
                            ASSETS
CURRENT ASSETS:
  Cash                                                                  $     4,321          $   167,105
  Accounts receivable, net of allowance for doubtful accounts                16,820              119,430
                                                                        -----------          -----------
       Total current assets                                                  21,141              286,535

PROPERTY AND EQUIPMENT, (full cost method for oil and gas
 properties), net of accumulated depletion, depreciation,
 amortization and provision for impairment                                1,682,165            1,708,589

OTHER ASSETS                                                                 62,625               63,189
                                                                        -----------          -----------
       Total assets                                                     $ 1,765,931          $ 2,058,313
                                                                        ===========          ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to stockholders                                         $    79,770          $   157,055
  Accounts payable                                                          250,061               25,904
  Other current liabilities                                                  48,750               48,750
                                                                        -----------          -----------
       Total current liabilities                                            378,581              231,709

COMMITMENTS AND CONTINGENCIES                                                    --                   --

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 2,000,000 shares authorized;
   none issued and outstanding                                                   --                   --
  Common stock, $.001 par value; 100,000,000 shares authorized;
   5,241,322 and 4,653,918 shares issued and outstanding, respectively        5,241                4,654
  Additional paid-in capital                                              5,527,547            5,296,325
  Unearned stock based compensation of consultants and others                    --             (279,359)
  Accumulated deficit                                                     4,145,438)          (3,195,016)
                                                                        -----------          -----------
       Total stockholders' equity                                         1,387,350            1,826,604
                                                                        -----------          -----------
       Total liabilities and stockholders' equity                       $ 1,765,931          $ 2,058,313
                                                                        ===========          ===========

 See accompanying notes to these unaudited consolidated financial statements.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           For the Three months Ended
                                                   ----------------------------------------
                                                       April 30, 1999           April 30, 1998
                                                   -------------------      -------------------
OIL AND GAS REVENUES                                     $   21,812               $   47,117

COST AND EXPENSES:
  Lease operating expenses                                    4,991                   15,890
  Severance taxes                                             1,476                    1,010
  Depletion, depreciation, amortization and
   provision for impairment                                  17,983                  447,634
  General and administrative                                163,487                  292,614
                                                         ----------               ----------
       Total cost and expenses                              187,937                  757,148
                                                         ----------               ----------

LOSS FROM OPERATIONS                                       (166,125)                (710,031)

OTHER INCOME (EXPENSE):
  Interest income                                             1,340                      270
  Interest expense                                           (1,695)                  (1,611)
  Equity in loss of oil and gas venture                          --                   (5,726)
  Other                                                          80                   33,083
                                                         ----------               ----------
                                                               (275)                  26,016
                                                         ----------               ----------

LOSS BEFORE INCOME TAXES                                   (166,400)                (684,015)

INCOME TAX BENEFIT, net                                          --                       --
                                                         ----------               ----------
NET LOSS                                                 $ (166,400)              $ (684,015)
                                                         ==========               ==========
NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE          $    (.033)              $    (.167)
                                                         ==========               ==========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES                                                   5,075,951                4,087,500
                                                         ==========               ==========

 See accompanying notes to these unaudited consolidated financial statements.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            For the Six months Ended
                                                   ----------------------------------------
                                                       April 30, 1999           April 30, 1998
                                                   -------------------      -------------------
OIL AND GAS REVENUES                                     $   44,893              $   335,151

COST AND EXPENSES:
  Lease operating expenses                                   60,470                  140,846
  Severance taxes                                             4,174                    5,090
  Depletion, depreciation, amortization and
   provision for impairment                                  34,966                  545,456
  General and administrative                                859,868                  695,606
                                                         ----------              -----------
       Total cost and expenses                              959,478                1,386,998
                                                         ----------              -----------

LOSS FROM OPERATIONS                                       (914,585)              (1,051,847)

OTHER INCOME (EXPENSE):
  Interest income                                             2,030                    1,162
  Interest expense                                           (3,146)                  (6,408)
  Equity in loss of oil and gas venture                          --                 (103,516)
  Other                                                     (34,721)                  60,808
                                                         ----------              -----------
                                                            (35,837)                 (47,954)
                                                         ----------              -----------

LOSS BEFORE INCOME TAXES                                   (950,422)              (1,099,801)

INCOME TAX BENEFIT, net                                          --                       --
                                                         ----------              -----------
NET LOSS                                                 $ (950,422)             $(1,099,801)
                                                         ==========              ===========
NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE          $     (.19)             $      (.27)
                                                         ==========              ===========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES                                                   4,985,746                4,087,500
                                                         ==========              ===========

 See accompanying notes to these unaudited consolidated financial statements.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Six months Ended April 30, 1999
                                  (Unaudited)



                                                                                                                            Total
                                           Common Stock                Additional                                           Stock
                                   ------------------------------        Paid-In           Unearned       Accumulated      holders'
                                        Shares           Amount          Capital         Compensation        deficit        Equity
                                   -------------    -------------    -------------    ---------------    -------------    ----------

BALANCES, October 31, 1998            4,653,918         $4,654        $5,296,325          (279,359)      $(3,195,016)    $1,826,604

 Issuance of common stock for
  consulting services, previously
  issued and earned this quarter             --             --                --           279,359                --        279,359


 Issuance of common stock for
  consulting services                   300,000            300           149,700                --                --        150,000

 Conversion of note payable into
  common stock                          278,004            278            77,007                --                --         77,285

 Issuance of common stock for
  consulting services                     9,400              9             4,515                --                --          4,524

 Net loss                                    --             --                --                --          (950,422)      (950,422)
                                      ---------         ------        ----------         ---------       -----------     ----------
BALANCES, April 30, 1999              5,241,322         $5,241        $5,527,547         $      --       $(4,145,438)    $1,387,350
                                      =========         ======        ==========         =========       ===========     ==========

 See accompanying notes to these unaudited consolidated financial statements.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          For the Six months Ended
                                                                 ---------------------------------------
                                                                    April 30, 1999        April 30, 1998
                                                                 -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $(950,422)           $(1,099,801)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depletion, depreciation, amortization and provision for
      impairment                                                         34,966                545,456
     Bad debt expense                                                    77,039                     --
     Equity in loss of oil and gas venture                                   --                103,516
     Consulting services paid with common stock                         433,883                     --
     Changes in operating assets and liabilities:
       Accounts receivable                                               25,571                116,183
       Oil and gas property held for sale                                    --                466,343
       Other current assets                                                  --                (31,198)
       Accounts payable                                                 224,157                166,425
       Other current liabilities                                             --               (117,243)
                                                                      ---------            -----------
       Net cash provided by (used in) operating activities             (154,806)               149,681
                                                                      ---------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of oil and gas property held for sale                              --                 (5,777)
 Additions to office equipment                                               --                (11,830)
 Additions to oil and gas property                                       (7,978)                    --
 Purchase of oil and gas property                                            --               (345,801)
 Purchase of investment in oil and gas venture                               --               (103,516)
 Proceeds from sale of oil and gas property, net                             --                 74,099
                                                                      ---------            -----------
     Net cash used in investing activities                               (7,978)              (392,825)
                                                                      ---------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholder notes                                            --                134,027
  Payment of stockholder notes                                               --                (25,000)
                                                                      ---------            -----------
     Net cash provided by financing activities                               --                109,027
                                                                      ---------            -----------
INCREASE (DECREASE) IN CASH                                            (162,784)              (134,117)
CASH, beginning of period                                               167,105                152,883
                                                                      ---------            -----------
CASH, end of period                                                   $   4,321            $    18,766
                                                                      =========            ===========

 See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

    Organization - ARXA International Energy, Inc. ("ARXA" or "the Company") was incorporated in Delaware and is engaged in oil and gas exploration and development in Utah, Louisiana and Texas. ARXA USA, Inc., a wholly owned subsidiary, was incorporated in Delaware. All significant intercompany accounts and transactions have been eliminated in consolidation. On October 27, 1997, the Company acquired substantially all of the assets and liabilities of Phoenix Energy Group, Inc. ("Phoenix"). The Company exchanged approximately 63% of its issued and outstanding common stock plus warrants to purchase additional shares to Phoenix, which therefore, obtained a controlling interest in the Company, which it held until May 7, 1999.

    On May 7, 1999, the Company sold 6,000,000 (post-split) shares of its Common Stock to Gulfport Oil & Gas Inc. ("Gulfport"), a private company, for $.20 per share. Gulfport holds approximately 53.4% of the 11,241,322 (post-split) issued and outstanding shares of the Company's common stock following such transaction and thus acquired control of the Company from Phoenix. Gulfport is controlled by Norris R. Harris, its President and CEO. Additionally, Phoenix granted Norris R. Harris, an exclusive and irrevocable proxy to vote all of the common stock of the Company held by Phoenix (approximately 23%) for a period of one year. (See the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 1999)


    REVERSE STOCK SPLIT - Effective October 26, 1998, the Company declared a one to five reverse common stock split. Under the terms of the reverse stock split, one new, post-split share was issued for five pre-split shares, with fractional shares rounded up to a full share. Accordingly, the financial statements have been restated to reflect this reverse stock split for all periods presented.

    Unaudited Interim Information - The accompanying financial information for the quarterly periods ended April 30, 1998 and 1999 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to fairly present such information in accordance with generally accepted accounting principles.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


2.  GOING CONCERN:

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $950,422 and negative cash flow from operations of $154,806 for the six months ended April 30, 1999 and had an accumulated deficit of $4,145,438 as of April 30, 1999, which raises substantial doubt about its ability to continue as a going concern at that date.

    On May 7, 1999, the Company sold 6,000,000 (post-split) shares of its Common Stock to Gulfport at $.20 per share for a total consideration of $1,200,000 (See Note 1 above).


3.  NOTES PAYABLE TO STOCKHOLDERS:

    Notes payable to stockholders at April 30, 1999 and October 31, 1998 includes an unsecured note payable to a company affiliated with a stockholder of the Company in the amount of $79,770. The note bears interest at 8% and is payable in quarterly installments. To the extent that the interest is paid at each quarter end, the due date is automatically extended until March 12, 1999. The Company is in default in paying this note. The management of Gulfport, the new control party of the Company, is having on-going discussions with the noteholder to work out a future payment plan (See Note 1 above).


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

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.  STOCK OPTION PLAN:

    The Company has a stock option plan under which options to purchase a maximum of 200,000 shares of common stock may be issued to employees, consultants and non-employee directors of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended, as well as options that do not so qualify. As of April 30, 1999, no options have been granted under the Plan.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


  A.   RESULTS OF OPERATIONS

  Oil and gas revenues for the three months ended April 30, 1999 were $21,812, which is a $25,305 decrease from the $47,117 for the three months ended April 30, 1998 and is primarily attributed to the sale of the Flowella and Colson Fields, effective June 1, 1998. Lease operating expense, which includes workover costs, decreased from $15,890 for the three months ended April 30, 1998 to $4,991 for the three months ended April 30, 1999, a decrease of $10,899. The decrease is primarily due to the Garcia #1 well, located in Brooks County, Texas, which was re-worked, in the quarter ended April 30, 1998.

  General and administrative costs decreased from $292,614 for the three months ended April 30, 1998 to $163,487 for the three months ended April 30, 1999. The decrease of $129,127, comes from the down-sizing instituted by the Company beginning in October 1998, in order to maximize its available working capital.


  B.   LIQUIDITY AND CAPITAL RESOURCES

  Net cash flow from operating activities was a negative $154,806 for the six months ended April 30, 1999 as compared to a positive of $149,681 for the six months ended April 30, 1998.

  The principal source of cash for the six months ended April 30, 1999 was $25,571 from accounts receivable collections and $224,157 from increased accounts payable.

  The primary source of cash for the six months ended April 30, 1998 was from 1) the sale of the Sayre Ranch Prospect in Oklahoma for $468,700 plus commission income of $18,750, 2) the sale of the West Sandy Creek property for a net of $48,526 and 3) proceeds of shareholder notes of $134,027

  Net cash was used in investing activities in the six months ended April 30, 1999 for well costs of $7,978 on the West Lavaca River property.

  Net cash was used in investing activities in the six months ended April 30, 1998 primarily on 1) costs to drill and complete the Vesley #1 well for $200,875, 2) costs to drill and complete the Taylor #1 well for $53,750, 3) acquisition of the Naconiche Creek Prospect for $40,000, 4) acquisition and development costs in the Michigan Basin for $63,000 and 5) funding of the IPX oil and gas venture for $103,516, (the agreement was terminated March 1, 1998).

  At April 30, 1999, the Company's current liabilities of $378,581 exceeds its current assets of $21,141 by $357,440. The Company had a net loss of $950,422 and negative cash flow from operations of $154,806 for the six months ended April 30, 1999 and had an accumulated deficit of $4,145,438 at that date, which raises substantial doubt about the Company's ability to continue as a going concern.

  The Company dramatically increased is its working capital position with the sale of 6,000,000 shares of its common stock to Gulfport Oil and Gas Inc. on May 7, 1999. The total consideration of $1,200,000 was comprised of cash of $600,000 and a Promissory Note for $600,000, due August 1, 1999. ( See Part II, Item 5, Other Information)

  Accordingly, the Company now expects that there will be sufficient cash flow from operations to continue to operate the business for the next year.


  C.   MANAGEMENT'S RESPONSE AND PLAN OF OPERATIONS

  Norris R. Harris, the new President/CEO and Chairman of the Board of Arxa, through his forty plus years of experience in the industry, with both majors and independents, has access to oil and gas deals and the requisite financing sources to close them. He intends to work aggressively to increase the equity value of the Company by providing a fully professional management team of industry experienced technicians, who are expert at evaluating and exploiting the numerous opportunities that currently exist in the oil and gas marketplace.

                                    PART II
                                    -------


  ITEM 1.  LEGAL PROCEEDINGS

  The Company, in 1998, had filed suit against a former employee, Kenneth Koepke, who was formerly the Vice President of Corporate Communications. On March 3, 1999, a full and complete settlement was reached and a negotiated payment of $15,000 was made by the Company.


  ITEM 5.  OTHER INFORMATION

  CHANGES IN CONTROL OF REGISTRANT

  On May 7, 1999, Registrant sold 6,000,000 shares of its Common Stock to Gulfport Oil & Gas Inc. ("Gulfport"), a private company, for $.20 per share. Gulfport holds approximately 53.4% of the 11,231,922 issued and outstanding shares of the Registrant's Common Stock following such transaction and thus acquired control of the Registrant from Phoenix Energy Group, Inc. ("Phoenix"), also a private company. The total consideration of $1,200,000, for the which the shares were issued, was comprised of cash of $600,000 and a Promissory Note from Gulfport for $600,000, due August 1, 1999.

  In addition, Gulfport has the right to acquire an additional 15,000,000 shares of the Registrant's Common Stock at $.20 per share for a total consideration of $3,000,000 within 180 days from May 7, 1999. Further, Gulfport has the right to contribute assets for stock. Any exchange would be based upon the ratio of the discounted value of the oil and gas assets as determined by independent petroleum engineers vs. the average stock price for five business days prior to the closing.

  Prior to the Gulfport sale transaction, Phoenix, controlled by its President and CEO, L. Craig Ford, held 2,557,262 shares or approximately 48.9% of the Registrant.. Following the transaction, Phoenix holds approximately 22.8% of the Registrant's Common Stock. Phoenix granted Norris R. Harris, the President of Gulfport, an exclusive and irrevocable proxy to vote all of the Common Stock of the Registrant held by Phoenix for a period of one year.

  Gulfport Oil & Gas Inc. is controlled by Norris R. Harris, its President and CEO.

  Gulfport intends to hold the shares received and to function as a holding company of Registrant.

  The re-located corporate offices of the Registrant are:

                         Arxa International Energy, Inc
                          2301  14th Street, Suite 404
                         Gulfport, Mississippi,  39501
                      228-864-6667     (fax) 228-864-6267

  (See the Registrant's Form 8-K filed with the Securities and Exchange
     Commission on May 24, 1999)


  CHANGE IN FISCAL YEAR END

  The Board of Directors of the Registrant, in a press release dated June 1, 1999, disclosed that the Registrant's Fiscal Year End will be changed from October 31, 1999 to September 30, 1999, in order to align its 10-KSB annual reporting and 10-QSB reporting quarters with a majority of the oil and gas industry.

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

                        ARXA INTERNATIONAL ENERGY, INC.
                                  (Registrant)



                Date: 6-18-99       NORRIS R. HARRIS

                                    /s/  Norris R. Harris
                                    ---------------------
                                    President/CEO



                Date: 6-18-99       DENNIS P. McGRATH

                                    /s/  Dennis P. McGrath
                                    ----------------------
                                    Vice President - Finance