Form 10QSB
period 1999-07-31
ARXA INTERNATIONAL ENERGY INC
filed 1999-09-14
CIK 774415

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                ---------------

                                  FORM 10-QSB

                                ---------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE QUARTERLY PERIOD ENDED: July 31, 1999

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER: 2-99565


                        ARXA INTERNATIONAL ENERGY, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                    13-3784149
          -----------------                      --------------------------
   (State or other jurisdiction of            (IRS Employer identification No.)
   incorporation or organization)

                          2301 14th Street, Suite 404
                          Gulfport, Mississippi 39501

         (Address of principal executive offices, including zip code)

                                (228) 864-6667

             (Registrant's telephone number, including area code)

                                   _________

                   Securities registered under Section 12(b)
                             of the Exchange Act:


                             Name of Each Exchange
                    Title of Each Class on which Registered

                         Common Stock, $.001 par value
                        OTC / ELECTRONIC BULLETIN BOARD

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of July 31, 1999, there were 34,839,804 shares of Common Stock outstanding.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                             INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED JULY 31, 1999

Part I - Financial Information                                                              Page
------------------------------                                                              ----
  Item 1.  Financial Statements

  Consolidated Balance Sheets July 31, 1999 (unaudited)
    and October 31, 1998..................................................................    1

  Consolidated Statements of Operations - For the Three months Ended July 31,
    1999 (unaudited) and July 31, 1998 (unaudited)........................................    2

  Consolidated Statements of Operations - For the Nine months Ended July 31,
    1999 (unaudited) and July 31, 1998 (unaudited)........................................    3

  Consolidated Statement of Stockholders' Equity - For the Nine months
    Ended July 31, 1999 (unaudited).......................................................    4

  Consolidated Statements of Cash Flows - For the Nine months Ended July 31,
    1999 (unaudited) and July 31, 1998 (unaudited)........................................    5

  Notes to Unaudited Consolidated Financial Statements....................................    6

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations................................    9

Part II - Other Information
---------------------------

  Item 1.  Legal Proceedings..............................................................   11

  Item 5.  Other Information..............................................................   11

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                           July 31,           October 31,
                                                                            1999                 1998
                                                                      ----------------     ----------------
                                                                        (Unaudited)
                            ASSETS
CURRENT ASSETS:
  Cash                                                                  $   272,984          $   167,105
  Accounts receivable, net of allowance for doubtful accounts                16,820              119,430
                                                                        -----------          -----------
       Total current assets                                                 289,804              286,535

PROPERTY AND EQUIPMENT, (full cost method for oil and gas
 properties), net of accumulated depletion, depreciation,
 amortization and provision for impairment                               11,644,343            1,708,589

OTHER ASSETS                                                                 62,625               63,189
                                                                        -----------          -----------
       Total assets                                                     $11,996,772          $ 2,058,313
                                                                        ===========          ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to stockholders                                         $    79,770          $   157,055
  Accounts payable                                                          250,061               25,904
  Other current liabilities                                                  48,750               48,750
                                                                        -----------          -----------
       Total current liabilities                                            378,581              231,709

COMMITMENTS AND CONTINGENCIES                                                    --                   --

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 2,000,000 shares authorized;
   none issued and outstanding                                                   --                   --
  Common stock, $.001 par value; 100,000,000 shares authorized;
  34,839,804 and 4,653,918 shares issued and outstanding, respectively       34,839                4,654
  Additional paid-in capital                                             16,072,189            5,296,325
  Unearned stock based compensation of consultants and others                    --             (279,359)
  Accumulated deficit                                                    (4,488,837)          (3,195,016)
                                                                        -----------          -----------
       Total stockholders' equity                                        11,618,191            1,826,604
                                                                        -----------          -----------
       Total liabilities and stockholders' equity                       $11,996,772          $ 2,058,313
                                                                        ===========          ===========

 See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                              For the Three months Ended
                                           -------------------------------
                                            July 31, 1999    July 31, 1998
                                           ---------------   -------------
OIL AND GAS REVENUES                         $      6,536    $   43,320

COST AND EXPENSES:
  Lease operating expenses                        148,736        64,185
  Severance taxes                                   3,475           817
  Depletion, depreciation, amortization            12,812       290,983
    and provision for impairment
  General and administrative                      184,912       613,992
                                             ------------   -----------
          Total cost and expenses                 349,935       969,977
                                             ------------   -----------
LOSS FROM OPERATIONS                             (343,399)     (926,657)

OTHER INCOME (EXPENSE):
  Interest income                                      -0-           82
  Interest expense                                     -0-         (242)
  Equity in loss of oil and gas venture                -0-        8,462
  Other                                                -0-       (5,581)
                                             ------------   -----------
                                                       -0-        2,721
                                             ------------   -----------
LOSS BEFORE INCOME TAXES                         (343,399)     (923,936)

INCOME TAX BENEFIT, net                                 -             -
                                             ------------   -----------
NET LOSS                                     $   (343,399)  $  (923,936)
                                             ============   ===========

NET LOSS PER COMMON AND COMMON
  EQUIVALENT SHARE                           $      (.012)  $     (.042)
                                             ============   ===========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES                            29,598,482    22,166,368
                                             ============   ============

SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                            For the Nine months Ended
                                           -----------------------------
                                           July 31, 1999   July 31, 1998
                                           -------------   -------------
OIL AND GAS REVENUES                       $     51,429     $    43,320

COST AND EXPENSES:
  Lease operating expenses                      209,206          64,185
  Severance taxes                                 7,649             817
  Depletion, depreciation, amortization          47,778         290,983
    and provision for impairment
  General and administrative                  1,044,780         613,992
                                           ------------     -----------
          Total cost and expenses             1,309,413         969,977
                                           ------------     -----------
LOSS FROM OPERATIONS                         (1,257,984)       (926,657)

OTHER INCOME (EXPENSE):
  Interest income                                 2,030              82
  Interest expense                               (3,146)           (242)
  Equity in loss of oil and gas venture               -           8,462
  Other                                         (34,721)         (5,581)
                                           ------------     -----------
                                                (35,837)          2,721
                                           ------------     -----------
LOSS BEFORE INCOME TAXES                     (1,293,821)       (923,936)

INCOME TAX BENEFIT, net                               -               -
                                           ------------     -----------
NET LOSS                                   $ (1,293,821)    $  (923,936)
                                           ============     ===========

NET LOSS PER COMMON AND COMMON
  EQUIVALENT SHARE                         $      (.037)    $     (.042)
                                           ============     ===========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES                          34,839,804      22,166,368
                                           ============     ===========


See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           For the Nine months Ended
                                 July 31, 1999
                                  (Unaudited)

                                                                                                                           Total
                                           Common Stock                Additional                                          Stock-
                                   ------------------------------       Paid-In           Unearned        Accumulated      holders'
                                       Shares           Amount          Capital         Compensation        deficit        Equity
                                   -------------    -------------    -------------    ---------------    -------------   ----------
BALANCES, October 31, 1998            4,653,918         $4,654        $5,296,325          (279,359)      $(3,195,016)   $ 1,826,604

 Issuance of common stock for
  consulting services, previously
  issued and earned this quarter             --             --                --           279,359                --        279,359


 Issuance of common stock for
  consulting services                   300,000            300           149,700                --                --        150,000

 Conversion of note payable into
  common stock                          278,004            278            77,007                --                --         77,285

 Issuance of common stock for
  consulting services                     9,400              9             4,515                --                --          4,524

Issuance of common                    6,000,000          6,000           594,000                                            600,000
To Gulfport
Pelahatchie acquisition              15,000,000         15,000         2,985,000                                          3,000,000

Pelahatchie acquisition               8,598,482          8,598         6,965,642                                          6,974,239

Net Loss                                     --             --                --                --        (1,293,821)    (1,293,821)
                                     ----------        -------       -----------         ---------       -----------    -----------
BALANCES, July 31, 1999              34,839,804        $34,839       $16,072,189         $      --       $(4,488,837)   $11,618,190
                                     ==========        =======       ===========         =========       ===========    ===========

 See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                  For the Nine months Ended
                                                                         ---------------------------------------
                                                                            July 31, 1999        July 31, 1998
                                                                         -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                   $(1,293,821)           $(2,023,737)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depletion, depreciation, amortization and provision for
      impairment                                                                 47,778                836,439
     Bad debt expense                                                                --                     --
     Equity in loss of oil and gas venture                                           --                 95,054
     Consulting services paid with common stock                                 279,359                424,189
     Changes in operating assets and liabilities:
       Accounts receivable                                                      102,610                246,718
       Oil and gas property held for sale                                            --                466,343
       Other current assets                                                         564                (25,448)
       Accounts payable                                                         146,872                  6,346
       Other current liabilities                                                     --                (50,723)
                                                                            -----------            -----------
       Net cash provided by (used in) operating activities                     (716,638)                76,627
                                                                            -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of oil and gas property held for sale                                      --               (687,804)
 Additions to office equipment                                                       --                (22,331)
 Additions to oil and gas property                                                   --                     --
 Purchase of oil and gas property                                            (9,983,532)              (687,804)
 Purchase of investment in oil and gas venture                                       --                (95,054)
 Proceeds from sale of oil and gas property, net                                     --                877,042
                                                                            -----------            -----------
     Net cash used in investing activities                                    9,983,532                 71,853
                                                                            -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholder notes                                                    --                134,027
  Proceeds from sale of stock                                                10,806,049
  Payment of stockholder notes                                                       --                (25,000)
                                                                            -----------            -----------
     Net cash provided by financing activities                               10,806,049                109,027
                                                                            -----------            -----------
INCREASE (DECREASE) IN CASH                                                    (105,879)               257,507
CASH, beginning of period                                                       167,105                152,883
                                                                            -----------            -----------
CASH, end of period                                                         $   272,984            $   410,390
                                                                            ===========            ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES OF NONCASH TRANSACTIONS:
   Issuance of stock for oil and gas properties                             $ 9,974,239            $   102,000
                                                                            ===========            ===========
   Conversion of stockholder notes and interest into common stock                    --            $   134,027
                                                                            ===========            ===========

See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

    Organization - ARXA International Energy, Inc. ("ARXA"), is a Delaware corporation with its principal place of business in Gulfport, MS. ARXA is engaged in oil and gas exploration, development, and operations in Louisiana, Mississippi, Texas, and Utah. ARXA USA, Inc., is a Delaware corporation and wholly owned subsidiary of ARXA. All significant interconnecting accounts and transactions have been eliminated in consolidation. On October 27, 1997, ARXA acquired substantially all of the assets and certain limited liabilities of Phoenix Energy Group, Inc., a Texas Corporation ("Phoenix"). Phoenix from the sale of its assets acquired approximately sixty-three (63%) of the issued and outstanding common stock of ARXA. Phoenix was the controlling stockholder in ARXA during the period October 27, 1997 to May 7, 1999. Phoenix is a separate corporation controlled by its stockholders, and is not controlled by ARXA.

    On May 7, 1999, ARXA sold 6,000,000 shares of its Common Stock to Gulfport Oil & Gas Inc. ("Gulfport"), a Delaware Corporation. Gulfport is a private company, and on May 7, 1999, was the owner of approximately fifty-three and four tenths percent (53.4%) of the outstanding 11,241,322 shares of ARXA and was controlling shareholder of ARXA. Gulfport is controlled by its stockholders and officers, Norris R. Harris, President and CEO, and Jack R. Durland, Jr., Vice President. Phoenix granted to Norris R. Harris, President of Gulfport, an irrevocable stock proxy on 2,557,262 shares of common stock of ARXA owned by Phoenix. The stock proxy is for a period of one year from May 5, 1999. On May 5, 1999, Phoenix owned approximately twenty-three percent (23%) of the common stock of ARXA.

    REVERSE STOCK SPLIT - Effective October 26, 1998, ARXA declared a one to five reverse common stock split. Under the terms of the reverse stock split, one new, post-split share was issued for five pre-split shares, with fractional shares rounded up to a full share. Accordingly, the financial statements have been restated to reflect this reverse stock split for all periods presented.

    UNAUDITED INTERIM INFORMATION - The accompanying financial information for the quarterly period ended July 31, 1998 and 1999 has been prepared by ARXA, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reference adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary to fairly present such information in accordance with generally accepted accounting principles.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


2.  GOING CONCERN:

    The accompanying financial statements have been prepared assuming ARXA will continue as a going concern. ARXA had a net loss of $1,293,821 and negative cash flow from operations of $105,879 for the nine month period ending July 31, 1999 and had an accumulated deficit of $4,488,837 on July 31. 1999.

    On May 7, 1999, ARXA sold 6,000,000 shares of common stock to Gulfport at $0.20 per share. Gulfport acquired the shares in ARXA for $600,000.00 in cash and a promissory note for $600,000.00 plus interest at the rate of 7.75% per annum on the unpaid principal from May 7, 1999. The note was due and payable on August 1, 1999.

    On May 25, 1999, ARXA acquired from Gulfport a twenty-five percent (25%) working interest in certain proved undeveloped, non-producing oil and gas reserves below twelve thousand feet in the Pelahatchie field, Rankin County, State of Mississippi. The acquisition of the oil and gas properties by ARXA was based upon a petroleum engineer's appraisal report on the Pelahatchie field which estimated proved undeveloped oil and gas reserves for three development wells. The acquisition by ARXA from Gulfport was based upon proved undeveloped non-producing oil and gas reserves discounted at twenty-five percent. The total dollar value agreed to by ARXA and Gulfport as to a twenty-five percent working interest in three development wells in the Pelahatchie field was $13,576,532. Under the agreement between ARXA and Gulfport, ARXA paid for the acquisition of the working interest in the Pelahatchie field as follows: (1) Assigned to Gulfport the Promissory note of Gulfport payable to ARXA in the amount of $600,000.00 principal and accrued interest of $2,292.15 for a total of $602,292.15; (2) Assigned to Gulfport 15,000,000 shares of common stock in ARXA at $.20 per share or a total of $3,000,000.00 as agreed to in Agreement with Gulfport dated April 28, 1999; and (3) Assigned to Gulfport 8,598,482 shares of ARXA based upon $1.16 per share which was the closing stock price of ARXA on May 25, 1999, or a total of $9,974,239.85.

    ARXA after completing the acquisition of the twenty-five percent working interest in the Pelahatchie field has issued and outstanding stock of 34,839,804 shares. After the acquisition, Gulfport and its investors own approximately 29,598,482 shares of common stock in ARXA which represents eighty five percent (85%) of the issued and outstanding common stock of ARXA.


3.  NOTES PAYABLE TO STOCKHOLDERS:

    The only note payable to stockholders at July 31, 1999 and October 31, 1998 is an unsecured note payable to a company affiliated with a stockholder of ARXA in the amount of $79,770.00. The note bears interest at eight percent per annum and is payable in quarterly installments. In the event the interest is paid at the end of each quarter, the due date is automatically extended until March 12, 1999. ARXA is in default in payment of the note. The note has subsequently been reduced to judgment on June 2, 1999, in favor of Duke Resources Corporation against ARXA in the amount of $79,770.00 plus interest, attorney fees, and court costs of approximately $5,697.25. ARXA is presently negotiating with Duke Resources Corporation to work out a plan for payment of the judgment.


4. YEAR 2000:

    The Company has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 program which is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year rather than the year 2000. This could result in a major system failure and miscalculations. The Year 2000 problem may impact ARXA and other entities with which ARXA transacts business. ARXA determined the impact of the Year 2000 problem on their future operations would be significant.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.  STOCK OPTION PLAN:

    The Company has a stock option plan under which options to purchase a maximum of 200,000 shares of common stock may be issued to employ consultants and non-employee directors of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended, as well as options that do not so qualify. As of July 31, 1999, no options have been granted under the Plan.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


A.  RESULTS OF OPERATIONS

Oil and gas revenues for the three months ended July 31, 1999 were $6,536, which is a $36,784 decrease from the $43,320 for the three months ended July 31, 1998 and is primarily attributed to the sale of the Flowella and Colson Fields, effective June 1, 1998. Lease operating expense, which includes workover costs, increased from $64,185 for the three months ended July 31, 1998 to $148,736 for the three months ended July 31, 1999, an increase of $84,551. The increase is primarily due to the Garcia #1 well, located in Brooks County, Texas, which was re-worked, in the quarter ended July 31, 1998.

General and administrative costs decreased from $613,992 for the three months ended July 31, 1998 to $184,912 for the three months ended July 31, 1999. The decrease of $429,080, comes from the down-sizing instituted by the Company beginning in October 1998, in order to maximize its available working capital.


B. LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operating activities was a negative $105,879 for the nine months ended July 31, 1999 as compared to a positive of $257,507 for the nine months ended July 31, 1998.

The principal source of cash for the nine months ended July 31, 1999 was $102,610 from accounts receivable collections and $146,872157 from increased accounts payable.

The primary source of cash for the nine months ended July 31, 1998 was from 1) the sale of the Sayre Ranch Prospect in Oklahoma for $468,700 plus commission income of $18,750, 2) the sale of the West Sandy Creek property for a net of $48,526 and 3) proceeds of shareholder notes of $134,027 and 4) the sale of stock of $600,000.

Net cash was used in investing activities in the nine months ended July 31, 1999 for well costs of $7,978 on the West Lavaca River property.

Net cash was used in investing activities in the nine months ended July 31, 1998 primarily on 1) costs to drill and complete the Vesley #1 well for $200,875, 2) costs to drill and complete the Taylor #1 well for $53,750, 3) acquisition of the Naconiche Creek Prospect for $40,000, 4) acquisition and development costs in the Michigan Basin for $63,000, 5) funding of the IPX oil and gas venture for $103,516, (the agreement was terminated March 1, 1998), and Pelahatchie acquisition for $9,974,239 in stock and assignment of ARXA promissory note.

At July 31, 1999, the Company's current liabilities of $378,581 exceed its current assets of $289,804 by $88,777. The Company had a net loss of $1,293,821 and negative cash flow from operations of $105,879 for the nine months ended July 31, 1999 and had an accumulated deficit of $4,488,837 at that date, which raises substantial doubt about the Company's ability to continue as a going concern.

The Company dramatically increased is its working capital position with the sale of 6,000,000 shares of its common stock to Gulfport Oil and Gas Inc. on May 7, 1999. The total consideration of $600,000 was comprised of cash and a note for $600,000.00.

Accordingly, the Company now expects that there will be sufficient cash flow from operations to continue to operate the business for the next year.


C.  MANAGEMENT'S RESPONSE AND PLAN OF OPERATIONS

Norris R. Harris, the new President/CEO and Chairman of the Board of AEXA, through his forty plus years of experience in the industry, with both majors and independents, has access to oil and gas deals and the requisite financing sources to close them. He intends to work aggressively to increase the equity value of the Company by providing a fully professional management team of industry experienced technicians, who are expert at evaluating and exploiting the numerous opportunities that currently exist in the oil and gas marketplace.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

Judgment was entered in favor of Duke Resources Corporation against ARXA and ARXA USA, Inc. in the amount of $79,770.00 plus interest of $2,972.25 plus attorney fees in the amount of $2,725.00 and costs of the action. The judgment totaling $85,467.25 was entered on June 2, 1999. The management of ARXA is presently discussing a settlement of this judgment with Duke Resources Corporation.


ITEM 2. OTHER INFORMATION

CHANGES IN CONTROL OF REGISTRANT

On May 7, 1999, Registrant sold 6,000,000 shares of its Common Stock to Gulfport for $.20 per share. Gulfport on May 7, 1999 owned approximately fifty-three and four tenths percent (53.4%) of the 11,231,922 issued and outstanding shares of ARXA's Common Stock. The total consideration of $1,200,000.00 for the which the shares were issued, was comprised of cash of $600,000 and a Promissory Note from Gulfport to ARXA for $600,000, due August 1, 1999.

In addition, Gulfport had the right to acquire an additional 15,000,000 shares of the Common Stock in ARXA at $.20 per share for a total consideration of $3,000,000, either in cash or property within 180 days from May 7, 1999. Further, Gulfport has the right to contribute property or assets for stock. Any exchange of property or cash by Gulfport would be based upon the value of the oil and gas properties as determined by independent petroleum engineer, mutually acceptable to ARXA and Gulfport.

Prior to the Gulfport sale transaction, Phoenix, controlled 2,557,262 shares of common stock in ARXA or approximately forty-eight and nine tenths percent (48.9%) of ARXA. Following the transaction, Phoenix holds approximately twenty-three percent (23%) of the Common Stock. Phoenix granted Norris R. Harris, President of Gulfport, an exclusive and irrevocable proxy to vote all of the Common Stock of ARXA held by Phoenix for a period of one year from May 5, 1999.

Gulfport is controlled by Norris R. Harris, its President and CEO and Jack R. Durland Jr., Vice President.

The re-located corporate offices of the Registrant are:

                        ARXA International Energy, Inc
                          2301 14th Street, Suite 404
                          Gulfport, Mississippi 39501
                        228-864-6667 (fax) 228-864-6267

(See the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 24, 1999)


CHANGE IN FISCAL YEAR END

  Previously, the Board of Directors of ARXA in a press release dated June 1, 1999, disclosed that ARXA's Fiscal Year End will be changing from October 31, 1999 to September 30, 1999. The board of directors of ARXA in a director's meeting on July 30, 1999, declared that it would not change the fiscal year end. The board of directors of ARXA will further review this matter at the next director's meeting in October 1999.

CHANGE OF CORPORATE OFFICER

Dennis P. McGrath, formerly Vice President - Finance of ARXA, as of September 1, 1999, was no longer an officer of ARXA. At a director's meeting of ARXA on September 2, 1999, the directors elected and appointed Jack R. Durland, Jr. as Vice President - Finance.


CHANGE IN OIL AND GAS PROPERTIES

ARXA was formerly the owner of an oil and gas lease covering 672 acres in Matagorda County, Texas. This 1977 lease was for a primary term of three years and as long thereafter as oil and/or gas is produced in paying quantities or as operations for drilling or reworking are conducted with no cessation of more than sixty (60) consecutive days. The owner and lessor of the 1977 lease through their attorney sought to cancel the lease because of lack of production in paying quantities and the fact that there was a cessation of production for more than sixty (60) consecutive days. ARXA's previous management failed to pay royalties or communicate with the mineral owner for more than six months. ARXA's previous management further refused to accept phone calls from the mineral owner and their representative. Based upon these facts and over forty years of oil and gas experience in the State of Texas, the present management of ARXA was of the opinion that a District Court in Matagorda County, Texas would find the oil and gas lease had terminated. The present owners of the 1977 oil and gas lease had an adverse and unfavorable opinion of ARXA and were not interested in dealing with ARXA. On June 29, 1999, the present owner of the 1977 oil and gas lease executed a new oil and gas lease to Gulfport. Gulfport is in the process of drilling a new well on the 672 acre lease to be designated as the Hawkins Ranch No. 1 well. Gulfport has reached an agreement with ARXA that after payout for drilling a development well and a salt water disposal well ARXA will have a twenty-five percent working interest with no expense to ARXA. The estimated expenditures for Gulfport in the two wells will be over $1,000,000.00 Dollars. Gulfport has assigned to ARXA the zone in the Lewis Ranch #5 Well which ARXA was previously producing from and which the reserves were based upon. When this zone is produced ARXA will receive the revenue. The agreement between Gulfport and ARXA was based upon a proposal submitted to ARXA prior to May 7, 1999 from another oil and gas operator who was not aware of the fact that the oil and gas lease was in jeopardy.

Gulfport has assigned to ARXA a One Hundred Percent (100%) working interest in ten wells in East Texas located in Jasper, Smith and Rusk Counties. Gulfport has previously spent on these ten wells, in excess of $600,000 Dollars. Gulfport assigned the wells to ARXA for no consideration.

                        ARKA INTERNATIONAL ENERGY, INC.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, ARXA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ARXA INTERNATIONAL ENERGY, INC.

       Date: 9-14-99   NORRIS R. HARRIS

                       /s/  Norris R. Harris
                       ------------------------
                       President/CEO


       Date: 9-14-99       JACK R. DURLAND, JR.
                       ------------------------
                       /s/  Jack R. Durland, Jr.

                       Vice President - Finance

THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM JULY 31, 1999 FORM 10-Q FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.