Form 10KSB
period 1999-10-31
ARXA INTERNATIONAL ENERGY INC
filed 2000-02-09
CIK 774415

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-KSB

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

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

                         COMMON STOCK, $.001 PAR VALUE

                                 TITLE OF CLASS

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended October 31, 1999 were $137,788. The aggregate market value of Common Stock held by non-affiliates of the registrant at February 4, 2000, based upon the last reported sales price on OTC Electronic Bulletin Board, was $33,542,211. As of February 8, 2000, there were 34,939,804 shares of Common Stock outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        ARXA INTERNATIONAL ENERGY, INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I

ITEM 1.  BUSINESS........................................................      1

ITEM 2.  PROPERTIES......................................................      3

ITEM 3.  LEGAL PROCEEDINGS...............................................     10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............     11

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.............................................     12

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND PLAN OF OPERATION...........................................     14

ITEM 7.  FINANCIAL STATEMENTS  (SEE BELOW)...............................     16

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE........................................     16

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............     17

ITEM 10. EXECUTIVE COMPENSATION..........................................     19

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT..................................................     20

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................     22

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................     22

SIGNATURES...............................................................     23

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...............................    F-2

                                    PART I


ITEM 1.  BUSINESS


INTRODUCTION

ARXA International Energy, Inc. is an independent oil and gas company engaged in the acquisition, exploration, development and production of oil and gas properties in the United States. Formerly named Major League Enterprises, Inc., the Company was redomiciled as a Delaware Corporation in 1995 and commenced operations during 1996. The Company's corporate headquarters are located at 2301 14th Street, Suite 404, Gulfport, Mississippi 39501.

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

Phoenix Energy Group, Inc. was incorporated as a Texas corporation on March 14, 1996. Mr. L. Craig Ford, then President and CEO of Phoenix had established Phoenix to take over the management and ownership of two producing gas fields in Brooks County, Texas.

At the time of the "reverse acquisition" the Company had a fiscal year ending January 31 while Phoenix Energy Group, Inc. had a fiscal year ending December
31. On January 8, 1998, to resolve the discrepancy on a cost-effective basis, the Board of Directors voted to change ARXA's fiscal year end from January 31 to October 31, effective as of October 31, 1997.

Organization - ARXA is a Delaware corporation with its principal place of business in Gulfport, MS. ARXA is engaged in oil and gas exploration, development, and operations in Louisiana, Mississippi, Texas, and Utah. ARXA USA, Inc., is a Delaware corporation and wholly owned subsidiary of ARXA. All significant interconnecting accounts and transactions have been eliminated in consolidation. On October 27, 1997, ARXA acquired substantially all of the assets and certain limited liabilities of Phoenix Energy Group, Inc., a Texas Corporation ("Phoenix"). Phoenix from the sale of its assets acquired approximately sixty-three (63%) of the issued and outstanding common stock of ARXA. Phoenix was the controlling stockholder in ARXA during the period October 27, 1997 to May 7, 1999. Phoenix is a separate corporation controlled by its stockholders, and is not controlled by ARXA.

On May 7, 1999, ARXA sold 6,000,000 shares of its Common Stock to Gulfport Oil & Gas Inc. ("Gulfport"), a Delaware Corporation. Gulfport is a private company, and on May 7, 1999, was the owner of approximately fifty-three and four tenths percent (53.4%) of the outstanding 11,241,322 shares of ARXA and was controlling shareholder of ARXA. Norris R. Harris is Chairman and CEO of Gulfport Oil & Gas, Inc. Phoenix granted to Norris R. Harris, President of Gulfport, an irrevocable stock proxy on 2,557,262 shares of common stock of ARXA owned by Phoenix. The stock proxy is for a period of one year from May 5, 1999. On May 5, 1999, Phoenix owned approximately twenty-three percent (23%) of the common stock of ARXA.

On May 25, 1999, ARXA acquired from Gulfport a twenty-five percent (25%) working interest in certain proved undeveloped, non-producing oil and gas reserves in the Pelahatchie field, Rankin County, State of Mississippi. The acquisition of the oil and gas properties by ARXA was based upon a petroleum engineer's appraisal report on the Pelahatchie field which estimated proved undeveloped oil and gas reserves for three development wells. The acquisition by ARXA from Gulfport was based upon proved undeveloped non-producing oil and gas reserves discounted at twenty-five percent. The total dollar value agreed to by ARXA and Gulfport as to a twenty-five percent working interest in three development wells in the Pelahatchie field was $13,576,532. Under the agreement between ARXA and Gulfport, ARXA paid for the acquisition of the working interest in the Pelahatchie field as follows: (1) Assigned to Gulfport the Promissory note of Gulfport payable to ARXA in the amount of $600,000.00 principal and accrued interest of $2,292.15 for a total of $602,292.15; (2) Assigned to Gulfport 15,000,000 shares of common stock in ARXA at $.20 per share or a total of $3,000,000.00 as agreed to in Agreement with Gulfport dated April 28, 1999; and (3) Assigned to Gulfport 8,598,482 shares of ARXA based upon $1.16 per share which was the closing stock price of ARXA on May 25, 1999, or a total of $9,974,239.85.

ARXA, after completing the acquisition of the twenty-five percent working interest in the Pelahatchie field, has issued and outstanding stock of 34,839,804 shares. After the acquisition, Gulfport and its investors, own approximately 29,598,482 shares of common stock in ARXA, which represents eighty five percent (85%) of the issued and outstanding common stock of ARXA.

On November 1, 1999, ARXA announced that the Hawkins No. 1 Well in Matagorda County, Texas tested 1.423 million cubic feet of gas per day with a flowing tubing pressure of 1885 pounds through a 11/64" choke through perforations 6543 feet to 6553 feet. Calculated absolute open flow was 3.538 million cubic feet of gas per day. The well will be produced through a 10/64" choke. This is the second well on this Miocene structure, which is located in Matagorda County, Texas. At least three additional wells are planned. ARXA has a carried 25% interest in this project after pay out.

REVERSE STOCK SPLIT

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

OIL & GAS PROPERTIES - A BRIEF DESCRIPTION

West Lavaca River - The Company has a 2-3% interest in approximately 17,500 acres in Lavaca County, Texas. Moose Oil and Gas, the operator, using 3D seismic data are developing the area. The productive formations are the Miocene and Frio. The prospective formations include Yegua, Cook Mountain and Wilcox. The Company's interest is currently for sale.

West Hackberry - The Company has a 10% interest in two leases totaling 152 acres in Cameron Parish, Louisiana. Two wells are completed, shut-in and waiting on gas pipeline connections. Two other wells are being evaluated for remedial work. The estimated date of completion of the gas gathering pipeline and installation of surface equipment is February 1, 2000. At that date the wells will be put on production.

Pelahatchie - On May 25, 1999, ARXA acquired a twenty-five percent (25%) working interest from Gulfport in certain proved undeveloped, non-producing oil and gas reserves in the Pelahatchie Field, Rankin County, State of Mississippi. The acquisition of the oil and gas properties by ARXA was based on a petroleum engineer's appraisal report on the Pelahatchie Field, which estimated proved undeveloped, non-producing oil and gas reserves for three development wells. As of October 31, 1999, the estimated reserves for the three development wells is
12.5 Million barrels of oil and 25 BCF of gas to 100%. The acquisition price was based on proved undeveloped, non-producing oil and gas reserves discounted at twenty-five percent. The total dollar value agreed to by ARXA and Gulfport as to a twenty-five working interest in three development wells in the Pelahatchie Field was $13,576,532. Under the agreement between ARXA and Gulfport, ARXA paid for the acquisition of the working interest in the Pelahatchie Field as follows: (1) Assigned to Gulfport the Promissory note of Gulfport payable to ARXA in the amount of $600,000.00 principal and accrued interest of $2,292.12, for a total of $602,292.12; (2) Assigned to Gulfport 15,000,000 shares of common stock in ARXA at $0.20 per share, or a total of $3,000,000.00 as agreed to in Agreement with Gulfport dated April 28, 1999; and
(3) Assigned to Gulfport 8,598,482 shares of ARXA based on $1.16 per share, which was the closing stock price of ARXA on May 25, 1999, or a total of $9,974,239.85.

ARXA, after completing the acquisition of the twenty-five percent working interest in the Pelahatchie Field, has issued outstanding stock of 34,839,804 shares. After the acquisition, Gulfport and its investors, own approximately 29,598,482 shares of common stock of ARXA, which represents eighty-five percent (85%) of the issued and outstanding common stock of ARXA.

Lewis Ranch - During January 1999, the Lewis No. 5, located in Matagorda County, Texas, ceased to produce gas in paying quantities from the 6,600-Foot Miocene Sand due to large amounts of water and sand production. As a result of the non-production, the landowner, through its attorney proceeded to cancel the oil and gas lease. All proved producing reserves were written off. During June 1999, Gulfport leased the Lewis Ranch (now known as the Hawkins Ranch), plugged-off the 6,600-Foot formation and completed in Miocene Sands from 6,000 to 6,200 Feet in the Lewis No. 5. The well is currently producing 983 MCF of gas per day.

Hawkins Ranch - On November 1, 1999, ARXA announced that a newly drilled well, the Hawkins Ranch No. 1, in Matagorda County, Texas, tested at a daily rate of 1,423 MCF of gas with a flowing tubing pressure of 1,885 psig through a 11/64-inch choke from perforations 6,543 to 6,553 feet. At least three additional wells are planned to be drilled on the Lewis / Hawkins Ranch in 2000. ARXA has a twenty-five percent working interest back in after payout of the Lewis / Hawkins Ranch Project costs.

The following tables set forth estimated net proved oil and gas reserves of the Company and the present value of estimated future pretax net cash flows related to such reserves as of October 31, 1997, 1998 and 1999. Hensley Consultants, Inc. prepared the reserve data and the present values for the Pelahatchie Field project only. Additional production history and engineering studies are required to appraise ARXA's interests in other projects. The present value of estimated future net revenues before income taxes was prepared using constant prices as of the calculation date, discounted at 10% per annum.

                                                Proved Reserves
                                     ------------------------------------
                                             (Dollars in thousands)
                                                 October 31, 1997
                                     ------------------------------------
                                     Developed      Undeveloped    Total
                                     ------------------------------------
Oil and condensate (MBbls)                 21              -           21
Gas (MMcf)                              1,598          1,007        2,605
Present value of estimated future
 net revenues before income taxes      $1,562         $  607       $2,169

_____________________
The present value of estimated future pretax net cash flows were determined by using current average prices of $19.66 per Bbl of oil and $1.91 per Mcf of gas as of October 31, 1997

                                                Proved Reserves
                                     ------------------------------------
                                             (Dollars in thousands)
                                                 October 31, 1998
                                     ------------------------------------
                                     Developed      Undeveloped    Total
                                     ------------------------------------
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

                                                Proved Reserves
                                     ---------------------------------------
                                             (Dollars in thousands)
                                                 October 31, 1999
                                     ---------------------------------------
                                     Developed    Undeveloped      Total
                                     ---------------------------------------
Oil and condensate (MBbls)                  -      2,415,015      2,415,015
Gas (MMcf)                                  -      4,830,030      4,830,030
Present value of estimated future
 net revenues before income taxes
 discounted at 10%                   $      -     $26,259,601   $26,259,601

_____________________

The present value of estimated future pretax net cash flows were determined by using current average prices of $20.41 per Bbl of oil and $2.90 per Mcf of gas as of October 31, 1999. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. Furthermore, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including future prices, production levels and costs that may not prove correct.

No estimates of proved reserves comparable to those which we have included herein have been included in reports to any federal agency other than the Securities and Exchange Commission.

In accordance with Securities and Exchange Commission regulations, the Hensley Consultants, Inc. report used oil and gas prices in effect as of the report dates. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to those dates. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

Volumes, Prices and Oil and Gas Operating Expense

The following table sets forth certain information regarding the production volumes of, average sales prices received for and average production costs associated with the Company's sales of oil and gas for the periods indicated.

                                                             Ten Months Ended      Year Ended         Year Ended
                                                             October 31, 1997   October 31, 1998   October 31, 1999
                                                             ------------------------------------------------------
Production:

Oil and Condensate (Bbls)                                               2,000              2,490                768
Gas (Mcf)                                                             172,000            157,379                 47
Total Mcfe                                                            184,000            172,321              4,655

Average Sales Price:

Oil and condensate ($ per Bbl)                                       $  23.33           $  12.86             $20.00
Gas ($ per Mcf)                                                      $   2.50           $   2.74             $ 2.67

Average oil and gas operating expense ($ per Mcfe) (1)               $   0.80           $   1.22             $ 1.22

(1) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), work over costs, insurance and property and severance taxes.

Productive Wells
The following table sets forth the number of productive wells in which the Company owned an interest as of October 31, 1997 and 1998.

                             October 31, 1997               October 31, 1998               October 31, 1999
                       ------------------------------------------------------------------------------------------
                        Gross Wells      Net Wells     Gross Wells      Net Wells     Gross Wells      Net Wells
                       ------------------------------------------------------------------------------------------
Flowella Field                      3          1.28                0             0                0             0
W.E. Colson Field                   3          0.49                0             0                0             0
West Sandy Creek                   11          0.22                0             0                0             0
West Lavaca River                   6          0.12               20          0.32               20          0.32
Lewis Ranch                         0             0                2             2                2             2
London Gin                          0             0                1             1                0             0
Hackberry                           0             0                4           0.4                4           0.4
South Hope                          0             0                1           0.5                0             0

Total                              23          2.11               28          4.22               26          2.72

Employees

The Company currently employs four full time salaried persons. Mr. Norris R. Harris, Mr. Jack R. Durland Jr. and Mr. Jonathan G. Harris work full-time. There is also one full-time staff person in corporate administration and support.

Office Facilities

The Company currently offices with Gulfport Oil & Gas, Inc. The Company has no other office facilities at this time.

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


ITEM 3.  LEGAL PROCEEDINGS

ARXA is not engaged in any pending legal proceedings nor are any of its properties subject to any legal proceedings except for the following discussion. ARXA is further not aware of any legal proceedings pending or threatened against its officers and/or directors in their capacity as corporate officers or directors of ARXA.

On March 18, 1999, Duke Resources Corporation a company owned by John O. Schofield, founder and former chairman of ARXA filed suit on a promissory note ARXA issued in settlement of prior litigation as previously discussed in the Form 10-K for the fiscal period ending October 31, 1997. The lawsuit was filed in the Superior Court of Vanderburgh County, State of Indiana. Duke Resources Corporation later obtained a judgment against ARXA on June 2, 1999 for $79,770.00, prejudgment interest of $2,972.25 plus post judgment interest at the rate of 8% per diem plus attorney fees in the amount $2,725.00 in costs. ARXA on or about October 6, 1999, negotiated a settlement of this judgment with Duke Resources Corporation by payment of $54,800.00 plus issuance of 100,000 shares of common stock in ARXA which were restricted and unregistered. Release and satisfaction of judgment was filed in the Vanderburgh Superior Court State of Indiana, on October 11, 1999. ARXA has no further liability to Duke Resources Corporation.

On October 15, 1999, Radler Enterprises Texas, Inc., filed suit against ARXA and Craig Ford in the 55th Judicial District for the District Court of Harris County, State of Texas. The lawsuit was on a Lease Agreement executed on August 19, 1998 by Craig Ford as President of ARXA. The Lease Agreement was not approved by the Board of Directors of ARXA. The Plaintiff Radler is suing for actual damages under the lease plus attorney fees, interest, and costs. ARXA intends to vigorously defend this lawsuit on its merits and will not be
representing Mr. Ford.   At this time ARXA is in the discovery phase of this
lawsuit.  The answer date for ARXA in this case would be November 22, 1999.

On February 1, 1999, ARXA filed a lawsuit against OPMI Operating Company in the 55th Judicial District for the District Court for Harris County, State of Texas. ARXA alleged that OPMI misrepresented the status, condition, and ownership of certain oil and gas leases and misapplied funds paid by ARXA to the acquisition of other properties. ARXA is seeking recovery of $60,000.00 plus attorney fees and court cost. At this time, ARXA is finalizing settlement of this case with OPMI Operating Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first fiscal year ended October 31, 1999, through the solicitation of proxies or otherwise.

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



                                                   Price Range
                                           -------------------------
Fiscal Year/Period                              High         Low
------------------                         -------------------------
February 1, 1997 to October 31, 1997 (1)
 First Quarter                                   2.25      1.5625
 Second Quarter                                 4.375        1.50
 Third Quarter                                  2.375      1.1875
November 1, 1997 to October 31, 1998 (1)
 First Quarter                                   1.50        0.50
 Second Quarter                                  0.58        0.27
 Third Quarter                                   1.38        0.27
 Fourth Quarter (2)                              0.67        0.12
 Fourth Quarter (3)                            0.8125        0.25
November 1, 1998 to October 31, 1999
 First Quarter                                   0.69        0.20
 Second Quarter                                  0.38        0.27
 Third Quarter                                   1.47        1.16
 Fourth Quarter                                  1.20        0.95

(1) Fiscal year end, changed by the Board of Directors from January 31, 1998 to October 31, 1997.
(2) These prices are before the 1 for 5 reverse stock split.
(3) These prices are after the 1 for 5 reverse stock split.

On January 18, 2000 there were approximately 1,192 holders of record.

WARRANTS

None of the warrant of ARXA are traded in any public trading market.

DIVIDENDS

ARXA has not had any earnings and does not intend to pay cash dividends on its common stock. The current policy of the board of directions of ARXA is to retain earnings, if any, to provide funds for its operations and expansion of its business. The board of directors will review this policy from time to time in light of the earnings and financial position of ARXA.

SALE BY THE COMPANY OF UNREGISTERED SECURITIES

During the period ending October 31, 1999, ARXA issued the following securities without registration under the Securities Act of 1933, as amended:

1. During the fiscal year ended October 31, 1997 we had issued shares of our Common Stock as compensation for services. Then, during July and August, 1997 a dispute arose as to the number of shares which should have been issued. As a part of the closing of the reverse acquisition by Phoenix Energy Group, Inc. we settled the disputes and re-issued a reduced number of shares:

                                Original        New issue (Pre-split)
                                ------------    ---------------------
Richard R. Royall               144,541               100,000
Sammy Fleschler                 144,541               100,000
James R. Elston                 100,823                69,754
Umberto Brovedani               144,541               100,000

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

4. On July 14, 1998 the four holders of our promissory notes including two directors converted such notes, having a principal of $134,027, to Common Stock at a conversion price of $.14 per share, based on the conversion price provided in the notes:

                               Principal   Shares
                               ---------   -------
Larry Keeler  (director)        $ 50,000   360,000
Robert Farris  (director)         50,000   360,000
Errol Cook                        33,333   240,000
Paul Wigoda                          694     5,000
                                --------   -------

Totals                          $134,027   965,000

  The conversion issuance of 965,000 pre-split shares was considered exempt under Section 3 (a) (9) of the Securities Act.

5. On July 28, 1998 we issued 300,000 pre-split shares to Norman Olshansky as compensation for financial/consulting and corporate advisory services. This issuance was considered exempt under Section 4 (2) of the Securities Act.

6. On May 7, 1999, ARXA sold 6,000,000 shares of its Common Stock to Gulfport Oil & Gas Inc. ("Gulfport"), a Delaware Corporation. Gulfport is a private company, and on May 7, 1999, was the owner of approximately fifty-three and four tenths percent (53.4%) of the outstanding 11,241,322 shares of ARXA and was controlling shareholder of ARXA. Norris R. Harris is Chairman and CEO of Gulfport Oil & Gas, Inc. Phoenix granted to Norris R. Harris, President of Gulfport, an irrevocable stock proxy on 2,557,262 shares of common stock of ARXA owned by Phoenix. The stock proxy is for a period of one year from May 5, 1999. On May 5, 1999, Phoenix owned approximately twenty-three percent (23%) of the common stock of ARXA.

7. On May 25, 1999, ARXA acquired from Gulfport Oil & Gas, Inc. a twenty-five percent (25%) working interest in certain proved undeveloped, non-producing oil and gas reserves in the Pelahatchie Field, Rankin County, State of Mississippi. The acquisition of the oil and gas properties by ARXA was based upon a petroleum engineers appraisal report on the Pelahatchie Field which estimated proved undeveloped oil and gas reserves for three development wells. The acquisition by ARXA from Gulfport was based upon proved undeveloped non-producing oil and gas reserves discounted at twenty-five percent (25%). The total dollar value agreed to by ARXA and Gulfport as to a twenty-five percent (25%) working interest in three development wells in the Pelahatchie Field was $13,576,532. Under the agreement between ARXA and Gulfport, ARXA paid for the acquisition of the working interest in the Pelahatchie Field to Gulfport as follows: (1) Assigned to Gulfport the Promissory Note of Gulfport payable to ARXA in the amount of $600,000.00 principal and accrued interest of $2,292.15 for a total of $602,292.15; (2) Assigned to Gulfport 15,000,000 shares of common stock in ARXA at $.20 per share or a total of $3,000,000.00 as agreed to in Agreement with Gulfport dated April 28, 1999; and (3) Assigned to Gulfport 8,598,482 shares of ARXA based upon $1.16 per share which was the closing stock price of ARXA on May 25, 1999, or a total of $9,974,239.85.

The issuance by ARXA to Gulfport of the above described common stock shares is considered by ARXA to be exempt under Section 4(2) of the Securities Act.

8. Between May 25, 1999 and October 31, 1999 transferred 5,216,625 shares of its ARXA common stock for the benefit of others, none of which retain more than five percent (5%) of ARXA's Common stock. As of October 31, 1999, Gulfport Oil & Gas, Inc. owned 24,381,857 shares of ARXA's Common stock or sixty-eight percent (68%).

9. On June 2, 1999, Duke Resources Corporation, in a lawsuit filed against ARXA in the Superior Court of Vanderburg County, State of Indiana, obtained a judgment against ARXA for $79,770.00, prejudgment interest in the amount of 2972.25, postjudgment interest at eight percent (8%) per annum, attorney fees of
2725.00, and court costs.   ARXA on or about October 6, 1999, settled this
lawsuit by payment of $54,800.00 plus issuance of 100,000 shares of common stock in ARXA which were unregistered. Duke Resources Corporation executed Release and Satisfaction of Judgment of the above described judgment which was filed on October 11, 1999.

The issuance of the common stock in ARXA is considered by ARXA to be exempt under Section 4(2) of the Securities Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND PLAN OF OPERATION

A.   Results of Operations

The Company's independent auditors have included an explanatory paragraph in their report on the Company's consolidated financial statements as of October 31, 1999 and the related consolidated statements of operations for the year ended October 31, 1999. "The Company had a net loss of $1,150,467 and negative cash flow from operations of $672,277 for the year ended October 31, 1999 and had an accumulated deficit of $4,345,483 at that date, which raises substantial doubt about its ability to continue as a going concern."

Oil and gas revenues for the year ended October 31, 1999 were $137,788, which is a $326,087 decrease from $463,875 for the year ended October 31, 1998 and is primarily attributed to normal production decline and the write-off of unprofitable oil and gas leases.

Lease operating expense for the year ended October 31, 1999 was $155,096, which is a $44,619 decrease from the $199,715 from the year ended October 31, 1998. The decrease is primarily due to the write-off of unproductive property.

General and administrative costs for year ended October 31, 1999 were $1,094,725, which is a $668,325 decrease from the $1,763,050 for the year ended October 31, 1998. The decrease is solely attributable to the Company's efforts to reduce overhead, cut staff, and write-off unproductive properties.

B.   Liquidity and Capital Resources

The Company's independent auditors have included an explanatory paragraph in their report on the Company's consolidated financial statements as of October 31, 1999 and for the year then ended which states that "The Company is currently seeking outside sources of financing to fund its development efforts. Should the Company be unable to access such financing, it will have to materially curtail its development and operating activities."

Net cash flow from operations for the year ended October 31, 1999 was a deficit of $672,277 as compared to a deficit of $742,455 for the year ended October 31, 1998.

The primary source of cash equivalents for the year ended October 31, 1999 was from issuance of common stock for oil and gas properties.

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

During the past year, the industry experienced reductions in prices for crude oil and natural gas. One of the manifestations of reduction is significantly more difficulty in capital formation. In order to cope, the company sold many of our low yield oil and gas assets and replaced these with new reserves with significant upside potential. These new assets include exploitation potential where development cost is low, cash flow potential is high, and risk is reduced. The dilemma facing the company now is the need to raise the capital to develop these assets.

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

The Company has utilized only internal resources in assessing the Year 2000 issue and has not employed outside consultants to assist. There have been no material expenditures related to identifying, assessing or remediation Year 2000 compliance issues, nor does the Company expect to incur any material expenditures related to this issue. Accordingly, the Company is unable to estimate the impact of any Year 2000 compliance issues that may arise if any of its vendors and suppliers were not Year 2000 compliant.

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


ITEM 7.  FINANCIAL STATEMENTS


The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-2.


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

The auditor for ARXA International Energy, Inc. for the fiscal year ended October 31, 1998 was Hein + Associates L.L.P.

The auditor for ARXA International Energy, Inc. for the fiscal year ended October 31, 1999 was Gibbons, Gibbons & Buck, P.C.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Norris R. Harris, age 66, has been the President , CEO and a Director of Gulfport Oil & Gas Inc., a private oil and gas company that he formed in January, 1999. He had been an independent oil and gas operator and consultant to various independent oil and gas companies from 1993 to January 1999. Mr. Harris was Founder and President of Centex Oil and Gas Inc., (Name changed to Cenergy) which was listed on the NYSE and was Founder and President of Basin Exploration Inc., a subsidiary of Basin Petroleum Corp., (American Stock Exchange). Mr. Harris previously worked with Mobil Oil Corp., in the international division and worked in the North Sea, Libya, Turkey, the Hague, Austria, Nigeria and in Mobil Exploration's headquarters in Dallas, Texas where he worked on Africa, Southeast Asia and Latin America exploration projects. He is the father of Jonathan G. Harris.

Jack R. Durland, Jr., age 61, has been a Director and Vice-President- Chief Financial Officer of Gulfport Oil & Gas Inc. since January 1999. He was a partner in the law firm of Durland & Durland in Oklahoma City, Oklahoma from 1990 to 1998. From 1962 to 1989, Mr. Durland was a partner, officer and director in the law firm of Crowe & Dunlevy, a professional corporation, in Oklahoma City, Oklahoma. He has been admitted to practice before several Courts in the United States including the United States Supreme Court and Federal Courts in California, Oklahoma, and Texas. Mr. Durland is a graduate of the University of Oklahoma with a BBA degree in 1960, and a LLB degree in 1962.

Jonathan G. Harris, age 29, has been a Director and Vice-President-Geology of Gulfport Oil & Gas Inc. since January 1999. He had been an independent oil and gas geological consultant to various energy and environmental companies from July 1996 to 1998. Mr. Harris was a consulting geologist for Basin Industries Inc. and a field engineer for Sperry-Sun Drilling Services in the period from 1988 to June 1996. Over his career he has accumulated specific geological experience in the following areas: Florida, Louisiana, Mississippi, Texas, Puerto Rico, the Bahamas, and Turkey. He was graduated from Mississippi State University with a BSc degree in 1992 and a MSc degree in 1995. Mr. Harris is a Registered Professional Geologist in Mississippi and a member of the American Association of Petroleum Geologists and National Speleological Society. He is the son of Norris R. Harris.

James David Risk, age 50, has worked as a developer, owning and operating a family construction company and is President of Risk Construction Company Inc. of Boone, North Carolina since 1968. From 1995 to present, Mr. Risk has been engaged as a working investor in numerous business ventures and as a construction consultant on several real estate development projects in the southeastern United States and abroad. In the years from 1981 to 1995, Mr. Risk's company developed several large single and multi-family projects and several large commercial business parks. He is the father of James Jeffery Risk.

James Jeffrey Risk, age 30, has been President of RDI (Risk Design International), an international marketing, advertising and design firm, since 1992. Mr. Risk has also been CFO of Wolf Laural Resort since 1998 and works as a marketing and financial consultant for several corporations. From 1997 to the present, he has been engaged as a working investor in numerous business ventures and as a financial advisor on several real estate development projects in the southeastern United States and abroad. He is a graduate of Appalachian State University with a BS degree in 1992. He is the son of James David Risk.

All of the following Officers and Directors resigned effective May 7, 1999 when a majority of the company's outstanding shares of common stock was acquired by Gulfport Oil & Gas, Inc.

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

ITEM 10.  EXECUTIVE COMPENSATION


Compensation of Executive Officers

During the fiscal year ended October 31, 1998 the executives previously compensated by Phoenix Energy Group, Inc. became employees of the Company and were compensated by the Company. Executive compensation paid for the year was as follows:

                          Summary Compensation Table
-----------------------------------------------------------------------------------------------------------
                                                                                        Long-Term
                                                       Compensation                    Compensation
                                                 ---------------------------    ---------------------------
Name and Principal                   Fiscal                       Other            Stock           Stock
Position                             Period        Salary      Compensation      Issuances       Options 3
------------------------------   -------------   -----------   -------------    -----------     -----------
L. Craig Ford                       10/31/99        35,000           0               0               0
Chief Executive Officer

Dennis P. McGrath                   10/31/99        41,050           0               0               0
VP, Controller

Larry Keeler                        10/31/99        29,120           0               0               0
Director

William J. Bippus                   10/31/99        35,000           0               0               0
Director

Norris R. Harris                    10/31/99             0           0               0               0
Chairman - Chief Executive Officer(1)

Jack R. Durland, Jr.                10/31/99        80,000           0               0               0
Director - Vice President and CFO

Jonathan Harris
Director - Vice President Geology   10/31/99        41,465           0               0               0

James David Risk                    10/31/99             0           0               0               0
Director

James Jeffrey Risk                  10/31/99             0           0               0               0
Director

__________________________
(1)  Mr. Harris replaced Mr. Ford on May 5, 1999.

Compensation of Directors

Directors are not compensated for their services as such and there is no current plan to compensate them, beyond the Executive and Director Stock Options granted July 27, 1998, discussed below. Directors may be reimbursed expenses incurred in attendance at meetings.

Other Compensation

There are no Stock Appreciation Rights (SARs) held by any executive officer or any other person. There is no Deferred Compensation owing to any executive officer.

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

As of February 8, 2000 no options have been granted under the Plan.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 8, 2000 by all persons known by the Company to be beneficial owners of more than five percent (5%) of its Common Stock, each director of the Company, each executive officer of the Company, and all directors and executive officers as a group:

                                               Amount and Nature
Name and Address                                 of Beneficial     Percent of
of Beneficial Owner                              Ownership(1)       Class(2)
----------------------------------            ------------------  ------------
Gulfport Oil & Gas, Inc.                         24,381,857          0.70%
2301 14th Street, Suite 404
Gulfport, MS 39501

Phoenix Energy Group, Inc.                              -0-(3)(4)    0.00%
530 Wells Fargo Drive, Suite 310
Houston, TX 77090

All officers and directors
as a group (5 persons)                                  -0-          0.00%

(1) Unless otherwise indicated below, all shares are owned legally (of record) and beneficially.

(2)  Based upon 35,939,804 shares issued and outstanding on January 18, 2000.

(3) On May 7, 1999, ARXA sold 6,000,000 shares of its Common Stock to Gulfport Oil & Gas Inc. ("Gulfport"), a Delaware Corporation. Gulfport is a private company, and on May 7, 1999, was the owner of approximately fifty-three and four tenths percent (53.4%) of the outstanding 11,241,322 shares of ARXA and was controlling shareholder of ARXA. Norris R. Harris is Chairman and CEO of Gulfport Oil & Gas, Inc. Phoenix granted to Norris R. Harris, President of Gulfport, an irrevocable stock proxy on 2,557,262 shares of common stock of ARXA owned by Phoenix. The stock proxy is for a period of one year from May 5, 1999. On May 5, 1999, Phoenix owned approximately twenty-three percent (23%) of the common stock of ARXA.

(4) After this acquisition, Phoenix Energy Group, Inc., distributed its shares of ARXA to its shareholders in exchange for phoenix stock. None of the beneficial owners hold more than five percent (5%) of ARXA's Common stock.

(B) The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of January 18, 2000 by all persons who were previously Directors or Executive Officers of the Company during the fiscal year ended October 31, 1999:

                           Amount and Nature
Name and address of          of Beneficial          Percent
Beneficial Owner             Ownership(1)           Class(2)
-----------------------   -------------------     -------------
William J. Bippus               322,419(4)              0.0089%
10 Stone Spring Circle
The Woodlands, TX 77381

Gregory A. Stephens             146,202(5)              0.0040%
411 Pebble Ct.
Russiaville, IN 46979

L. Craig Ford                         0(6)                 0.0%
25111 London Town Drive
Spring, TX 77389

Robert G. Farris                 72,000(6)              0.0020%
2204 Riverside Dr.
Harlingen, TX  78550

Larry Keeler                     81,331(6)              0.0022%
634 Hickory Ridge
Shenandoah, TX 77381

Dennis P. McGrath                     0(6)                 0.0%
714 Lodgehill
Houston, TX  77090

(1) Unless otherwise indicated below, all shares are owned legally (of record) and beneficially.

(2)  Based upon 35,939,804 shares issued and outstanding on January 18, 2000.

(3) Does not include Warrants exercisable at $10.00 per share to purchase 659,400 shares of the Company's Common Stock (adjusted for the stock split), issued in connection with the "reverse acquisition" on October 27, 1997.

(4) Does not include 105,469 $10.00 Warrants (adjusted for the stock split) held by Mr. Bippus nor 24,750 shares of common stock and 6,750 of $10.00 Warrants (adjusted for the stock split) held by a trust for the Bippus Children.

(5) Does not include 30,000 $10.00 Warrants (adjusted for the stock split) held by Mr. Stephens.

(6) Does not include allocation or attribution of shares owned by Phoenix Energy Group, Inc.; see Table (C) below.

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

On July 27, 1998 the Board of Directors authorized an Executive and Director Stock Option Incentive Plan, with options to be issued as follows:

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

On July 28, 1998 the Company entered into a Business, Accounting, and Financial Consulting Agreement with Larry Keeler, a director. On that same date, as partial compensation under the Agreement, the Company issued 80,000 shares to Mr. Keeler, pursuant to a registration on Form S-8.


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


                 ARXA INTERNATIONAL ENERGY, INC.



                   By:  /s/  Norris R. Harris
                  ____________________________________
                    Norris R. Harris, President and
                    Chief Executive Officer

                   Dated:  February 8, 2000



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                  Title                       Date
----------                             ---------------            ----------------

/s/ Norris R. Harris          President/Chief Executive Officer   February 8, 2000
--------------------------    and Director
Norris R. Harris

/s/ Jack R. Durland, Jr.      VP & Chief Financial Officer        February 8, 2000
--------------------------    and Director
Jack R. Durland, Jr.

/s/ Jonathan G. Harris        VP & Director                       February 8, 2000
--------------------------
Jonathan G. Harris

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY



               FINANCIAL STATEMENT AND SUPPLEMENTARY INFORMATION

                     YEAR ENDED OCTOBER 31, 1999 AND 1998

                  ARXA INTERNATIONAL ENERGY, INC & SUBSIDIARY.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                              PAGE
                                                                              ----
ARXA INTERNATIONAL ENERGY, INC.
FINANCIAL STATEMENTS:
Independent Auditor's Report................................................   F-3
Consolidated Balance Sheet for the Years Ended October 31, 1998 and 1999....   F-4
Consolidated Statements of Operations:
    (1) for the Ten Month Period Ended October 31, 1997 and
    (2) for the Years Ended October 31, 1998 and 1999.......................   F-6
Consolidated Statement of Stockholders' Equity:
    (1) for the Ten Month Period Ended October 31, 1997 and
    (2) for the Years Ended October 31, 1998 and 1999.......................   F-7
Consolidated Statements of Cash Flows:
    (1) for the Ten Month Period Ended October 31, 1997 and
    (2) for the Years Ended October 31, 1998 and 1999.......................   F-8
Notes to Consolidated Financial Statements..................................   F-9
Independent Auditors Report on Supplemental Information.....................   R-2
Supplemental Oil and Gas Properties and Related Reserves Data (unaudited)...   R-3


                         INDEPENDENT AUDITOR'S REPORT


Board of Directors
and Stockholders
ARXA International Energy, Inc.
Gulfport, Mississippi

We have audited the accompanying consolidated balance sheet of ARXA International Energy, Inc. and subsidiary as of October 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The October 31, 1998 financial statements were audited by other auditors whose report dated December 7, 1998, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARXA International Energy, Inc. and subsidiary as of October 31, 1999, and the results of their operations and their cash flows for the year ended October 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements the Company had a net loss of $1,150,467 and negative cash flows from operations of $672,277 for the year ended October 31, 1999 and had an accumulated deficit of $4,345,483 at that date. For the year ended October 31, 1998 the Company had a net loss of $1,748,299 and negative cash flow from operations of $742,455 for the year and had an accumulated deficit of $3,195,016 at that date, which raises substantial doubt about its ability to continue as a going concern. The Company is currently seeking outside sources of financing to fund its development efforts. Should the Company be unable to access such financing, it will have to materially curtail its development and operating activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Gibbons, Gibbons & Buck, P. C.
February 5, 2000



/s/ H. E. Gibbons
------------------------------------
H. E. Gibbons

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                OCTOBER 31, 1999

                                                                                  1999               1998
                                                                            ----------------   ----------------
CURRENT ASSETS
  Cash                                                                           $   143,493         $  167,105
  Accounts receivable, net of allowance for doubtful accounts                              -            119,430
                                                                                 -----------         ----------
               Total current assets                                                  143,493            286,535
PROPERTY AND EQUIPMENT, (full cost method for oil and gas
properties), net of accumulated depletion, depreciation,
amortization and provision for impairment                                         11,606,872          1,708,589

OTHER ASSETS                                                                          51,296             63,189
                                                                                 -----------         ----------
                                                                                 $11,801,661         $2,058,313
                                                                                 ===========         ==========

      See accompanying notes to these consolidated financial statements.

                                                                                 1999                1998
                                                                           -----------------   -----------------
CURRENT LIABILITIES
     Notes payable to stockholders                                                        -         $   157,055
     Accounts payable                                                           $     3,860              25,904
     Other current liabilities                                                       11,215              48,750
                                                                                -----------         -----------
               Total current liabilities                                             15,075             231,709
STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 2,000,000 shares
          authorized; none issued and outstanding
     Common stock, $.001 par value; 100,000,000 shares
          authorized; 34,939,804 shares issued and outstanding                       34,940               4,654
     Additional paid-in capital                                                  16,097,129           5,296,325
     Unearned stock based compensation of consultants
          and others                                                                      -            (279,359)
     Accumulated deficit                                                         (4,345,483)         (3,195,016)
                                                                                -----------         -----------
               Total stockholders' equity                                        11,786,586           1,826,604
                                                                                -----------         -----------
                                                                                $11,801,661         $ 2,058,313
                                                                                ===========         ===========

Approved by the Directors:

/s/ Norris R. Harris
________________________________________ 2-8-00 Director
Norris R. Harris


/s/ Jack R. Durland, Jr.
________________________________________ 2-8-00 Director
Jack R. Durland, Jr.


/s/ Jonathan G. Harris
________________________________________ 2-8-00 Director
Jonathan G. Harris


      See accompanying notes to these consolidated financial statements.

                 ARXA  INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Ten
                                                 Month Period Ended            For the Year Ended            For the Year Ended
                                                    October 31,                    October 31,                   October 31,
                                                        1997                          1998                          1999
                                                --------------------           -------------------           -------------------
OIL AND GAS REVENUES                               $    485,552                  $    463,875                  $    137,788

COST AND EXPENSES:
Lease operatring expenses                               137,548                       199,715                       155,096
Severance taxes                                          11,590                        10,984                         6,172
Depletion, Depreciation,
 amortization and provision for
 impairment                                             808,370                       157,762                        74,719
General and administrative                            1,174,543                     1,763,050                     1,094,725
                                                    -----------                   -----------                   -----------
  Total cost and expenses                             1,932,051                     2,131,511                     1,330,712
                                                    -----------                   -----------                   -----------
LOSS FROM OPERATIONS                                 (1,446,499)                   (1,667,636)                   (1,192,924)
OTHER INCOME (EXPENSES):
Interest income                                          12,930                         6,010                         2,002
Interest expense                                         (4,566)                       (6,020)                          281
Equity and loss of oil and
 gas venture                                           (267,413)                      (93,296)                       (3,146)
Other                                                    (8,674)                       12,643                        43,320
                                                    -----------                   -----------                   -----------
                                                       (267,723)                      (80,663)                       42,457
                                                    -----------                   -----------                   -----------
LOSS BEFORE INCOME TAXES                             (1,714,222)                   (1,748,299)                   (1,150,467)
INCOME TAX BENEFIT, net                                 399,638                             -                             -
                                                    -----------                   -----------                   -----------
NET LOSS                                            $(1,314,584)                  $(1,748,299)                  $(1,150,467)
                                                    ===========                   ===========                   ===========
NET LOSS PER COMMON
AND COMMON EQUIVALENT SHARE-                             $(0.69)                       $(0.41)                       $(0.06)
BASIC AND DILUTED

Weighted Average Common and Common
Equivalent Shares                                     1,911,346                     4,219,770                    19,461,492

      See accompanying notes to these consolidated financial statements.

                 ARXA  INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM DECEMBER 31, 1996 TO OCTOBER 31, 1999

                                               Common Stock        Additional                                  Total Stock-
                                           ---------------------    Paid-In       Unearned      Accumulated      Holders'
                                             Shares      Amount     Capital     Compensation      Deficit         Equity
                                           -----------  --------   ----------   ------------    ------------   ------------
BALANCES, December 31, 1996                 1,301,167     1,302     1,987,357              -       (132,133)      1,856,526
Issuance of stock for oil and gas
 Properties                                    16,573        16        30,290              -              -          30,306
Conversion of notes payable and
 accrued interest                              33,780        33        84,967              -              -          85,000
Sales of common stock                         762,828       763     1,239,797              -              -       1,240,560
Issuance of common stock for
 compensation                                 442,914       443       378,487              -              -         378,930
Acquisition of ARXA                         1,518,138     1,518       232,479              -              -         233,997
Net loss                                            -         -             -              -     (1,314,584)     (1,314,584)
                                           ----------    ------    ----------      ---------     ----------      ----------
BALANCES, October 31, 1997                  4,075,400     4,075     3,953,377              -     (1,446,717)      2,510,735

Cancellation of stock per agreement            (5,000)       (5)            -              -              -              (5)
Net cancellation of stock to officer
 and conultants                               (32,938)      (33)           33              -              -               -
Issuance of stock for oil and gas
 Properties                                    20,400        20       220,980              -              -         221,000
Conversion of notes payable                   193,000       193       133,835              -              -         134,028
Issuance of common stock in lieu of
 current liability                             50,000        50        87,450              -              -          87,500
Issuance of common stock for
 consulting services                          353,000       353       900,647       (279,359)             -         621,641
Rounding                                           56         1             3              -              -               4
Net loss                                            -         -             -              -     (1,748,299)     (1,748,299)
                                           ----------    ------    ----------      ---------     ----------      ----------

BALANCES, October 31, 1998                  4,653,918     4,854     5,296,325       (279,359)    (3,195,016)      1,826,604

Issuance of common stock
 for consulting services
 previously earned                                  -         -             -        279,359              -         279,359
Issuance of common stock
 for consulting services                      300,000       300       149,700              -              -         150,000
Conversion of note payable
 into common stock                            278,004       278        77,077              -              -          77,355
Issuance of common stock
 for consulting services                        9,400         9         4,515              -              -           4,524
Issuance of common stock
 to Gulfport Oil & Gas                      6,000,000     6,000       594,000              -              -         600,000
Issuance of common stock
 for oil and gas properties                15,000,000    15,000     2,985,000              -              -       3,000,000
Issuance of common stock
 for oil and gas properties                 8,598,482     8,598     6,965,642              -              -       6,974,239
Issuance of common stock
 in lieu of current liability                 100,000       100        24,870              -              -          24,970
Rounding                                            -         1             -              -              -               2
Net loss                                            -         -             -              -     (1,150,467)     (1,150,467)
                                           ----------    ------    ----------      ---------     ----------      ----------
BALANCES, October 31, 1999                 34,939,804    34,940    16,097,129              -     (4,345,483)     11,786,586


      See accompanying notes to these consolidated financial statements.

                 ARXA  INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                     Consolidated Statement of Cash Flows

                                                                       For the Ten
                                                                   Month Period Ended    For the Year Ended    For the Year Ended
                                                                       October 31,           October 31,           October 31,
                                                                          1997                  1998                  1999
                                                                   ------------------    -----------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                (1,314,584)           (1,748,299)           (1,150,467)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depletion, depreciation, amortization and provision
    for impairment                                                         608,370               157,762                74,719
  Deferred tax benefit                                                    (324,440)                    -                     -
  Equity in loss of oil and gas venture                                    267,413                93,296                     -
  Issuance of stock for compensation                                       378,930               621,641               433,883
  Issuance of stock for suit settlement                                                                               (102,325)
  Changes in operating assets and liabilities:
   Accounts receivable                                                      91,767               131,903               119,430
   Income tax receivable                                                   (70,831)               70,831                     -
   Other current assets                                                      9,587                   342                     -
   Accounts payable                                                        (14,439)               97,350               (22,044)
   Other current liabilities                                               (10,738)             (161,925)              (37,535)
   Accrued income taxas                                                    (63,801)                    -                     -
  Other, net                                                               (11,397)               (5,356)               12,062
                                                                        ----------            ----------            ----------
   Net cash used in operating activites                                   (454,163)             (742,455)             (672,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) Sale of oil and gas property held for sale                     (466,343)              466,343                     -
Additions to office equipment                                              (95,778)              (22,895)              (16,797)
Additions to oil and gas property                                         (196,250)             (427,045)                    -
Purchase of oil and gas property                                                 -              (153,600)           (9,983,532)
Investment in oil and gas venture                                         (267,413)              (93,296)                    -
Cash acquired in acquisition of ARXA                                        18,358                     -                     -
Proceeds from sale of oil and gas property, net                                  -               878,142                     -
Purchase price adjustments on oil and gas property
  acquisition                                                               18,486                     -                     -
Purchase of other assets                                                    (1,135)                    -                     -
                                                                        ----------            ----------            ----------
  Net cash provided by (used in) investing activities                     (990,075)              647,649           (10,000,329)
                                                                        ----------            ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder notes                                                  -               134,028                     -
Payment of stockholder notes                                               (61,650)              (25,000)             (157,055)
Sales of common stock                                                    1,240,560                     -            10,806,049
                                                                        ----------            ----------            ----------
 Net cash devided by financing activites                                 1,178,910               109,028            10,648,994
                                                                        ----------            ----------            ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (265,328)               14,222               (23,612)
CASH AND CASH EQUIVALENTS, beginning of period                             418,211               152,883               167,105
                                                                        ----------            ----------            ----------
CASH AND CASH EQUIVALENTS, end of period                                   152,883               167,105               143,493
                                                                        ==========            ==========            ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                           70,831                     -                     -
                                                                        ==========            ==========            ==========
Interest paid                                                                6,885                 6,020                     -
                                                                        ==========            ==========            ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES OF NON CASH
 TRANSACTION:
Issuance of stock for oil and gas properties, net of
  deferred taxes                                                            30,306               221,000                     -
                                                                        ==========            ==========            ==========
Conversion of stockholder notes and accrued interest
  into common stock                                                         85,000               134,028                     -
                                                                        ==========            ==========            ==========
Issuance of stock in lieu of current liability                                   -                87,500                     -
                                                                        ==========            ==========            ==========
Issuance of stock in business combination                                  233,997                     -                     -
                                                                        ==========            ==========            ==========

      See accompanying notes to these consolidated financial statements.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           October 31, 1999 and 1998

NOTE A  - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - ARXA International Energy, Inc. ("ARXA" or "the Company"), was incorporated in Delaware and has engaged in oil and gas exploration and development in Utah, Louisiana and Texas. ARXA USA, Inc., a wholly owned subsidiary, was incorporated in Delaware. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Depletion expense per mcf equivalent was $.66 for the year ended October 31, 1998 and $.64 for the year ended October 31, 1999.

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

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS
                           October 31, 1999 and 1998

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

               Furniture and office equipment   3 - 5 years
               Automobile                           5 years

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

Concentrations of Credit Risk - Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of oil and gas receivables. Substantially all of the Company's receivables were due from the sale of oil and gas arising from production on properties located in Texas and Louisiana. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed at October 31, 1999.

At times, the Company maintains deposits in banks which exceed the amount of federal deposit insurance available. Management believes the possibility of loss on these deposits is minimal.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS
                           October 31, 1999 and 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Earnings per share - The Company adopted SFAS No. 128, Earnings Per Share (EPS), which was issued in February 1997, which requires presentation of both basic and diluted EPS on the face of the income statement for all periods presented. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted-average number of common and potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. There were no dilutive potential common shares outstanding during the periods encompassed by these financial statements.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $1,150,467 and negative cash flow from operations of $672,277 for the year ended October 31, 1999 and had an accumulated deficit of $4,345,483 at that date, which raises substantial doubt about its ability to continue as a going concern.

The Company has targeted several acquisition opportunities and is aggressively seeking financial sources to assist with the financing.

NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable at October 31, 1998 consisted of oil and gas receivables of $26,306 and amounts due primarily from operators of oil and gas properties of $143,124 offset by an allowance for doubtful accounts of $50,000. There were no receivables at October 31, 1999.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at October 31, consisted of the following:

                                                                      1999                1998
                                                                -----------------   -----------------
Oil and gas properties                                               $12,410,755          $2,420,456
Other property and equipment                                             142,504             173,020
                                                                     -----------          ----------
                                                                      12,553,259           2,593,476
Less accumulated depletion, depreciation, amortization
     and provision for impairment                                       (946,387)           (884,887)
                                                                     -----------          ----------
                                                                     $11,606,872          $1,708,589
                                                                     ===========          ==========

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           October 31, 1999 and 1998


NOTE - E OTHER ASSETS

Other non-current assets at October 31, 1999 consisted primarily of an indemnification fund of $50,000. The indemnity fund, was set up for the benefit of the liquidating agent for Prospector in accordance with the Joint Venture Dispute Resolution Agreement for a period not to exceed four years. Upon expiration of the four-year period, any remaining funds will be returned to the Company.

NOTE F - NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders at October 31, 1998 includes an unsecured note payable to a stockholder and his affiliates of $77,285. The note is non-interest bearing (imputed at 8%) and is payable at 7% of net proceeds of future offerings received through March 1999. The note automatically converted into Arxa's common stock during the year ended October 31, 1999.

Notes payable to stockholders at October 31, 1998 also includes an unsecured note payable to a company affiliated with a stockholder of the Company in the amount of $79,770. The note bears interest at 8% and is payable in quarterly installments. To the extent that the interest is paid at each quarter end, the due date was automatically extended until March 12, 1999. The note was settled by ARXA by payment of $54,800 and issuance of 100,000 shares of restricted stock to Duke Resources Corporation.

During the year ended October 31, 1998, four stockholders loaned the Company $134,027. These loans were converted into 193,000 shares of common stock on June 17, 1998.

NOTE G - INCOME TAXES

The Company had net operating loss carryforwards (NOL's) for income tax reporting purposes of approximately $2,488,871 at October 31, 1999. If not utilized, these NOL's will expire in twenty years.

NOTE H - COMMITMENTS AND CONTINGENCIES

Commitments - In August 1998, the Company signed a non-cancelable operating lease agreement that provides for monthly payments ranging from $7,524 to $8,495 for 60 months. For the year ended October 31, 1998, rent expense for office space amounted to $54,267. The Company canceled the lease during the year ended October 31, 1999 and has retained an attorney to represent the Company.

The Company has agreements with various consultants to provide legal, accounting, and financial advisory services to the Company. The agreements expire between March 1999 and June 1999 and required the Company to pay a maximum of $7,160 and a minimum of $4,160 per month.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS
                           October 31, 1999 and 1998


NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

On June 10, 1998 the Company filed suit against a former employee, Kenneth Koepke. Mr. Koepke was formerly Vice President of Corporate Communications. He allegedly misused his office in an effort to supplant Mr. Ford (President and CEO) by attempting to discredit Mr. Ford with the Board of Directors. His employment was then terminated. Following the termination, Mr. Koepke continued his efforts by contacting shareholders. Among other relief, the Company sought to enjoin Mr. Koepke from contacting shareholders. Mr. Koepke filed a counter claim, seeking damages for defamation of character and wrongful termination. In addition, Mr. Koepke has filed a third party complaint against Mr. Ford personally, seeking damages for defamation of character. The case was settled during the year ended October 31, 1999.

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

NOTE I - YEAR 2000

The Company addressed possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem, which is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Year 2000 problem may impact the Company and/or other entities with which the Company transacts business.
The Company has not determined the impact of the Year 2000 problem on their future operations or the costs they may incur to remediate the problem.

NOTE J - STOCKHOLDERS' EQUITY

The Company issued warrants to acquire 3,297,000 (pre-split), 659,400 (post-split) shares of its common stock as part of the acquisition transaction with Phoenix.

The warrants are exercisable at $2.00 (pre-split) $10.00 (post-split) per share. These warrants expire on August 9, 2000 and are currently exercisable.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           October 31, 1999 and 1998


NOTE J - STOCKHOLDERS' EQUITY - CONTINUED

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

The Company issued stock to consultants during the year ended October 31, 1999 in exchange for their consulting services. The value of their services was $154,524. They were issued 309,400 shares of Company common stock.

Gulfport Oil and Gas, Inc. received 23,598,482 shares of common stock in exchange for oil and gas leases in Pelahatchie valued at $9,974,240 based on an independent appraisers report.

NOTE K - STOCK OPTION PLAN

The Company has a stock option plan under which options to purchase a maximum of 200,000 shares of common stock may be issued to employees, consultants and non-employee directors of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended, as well as options that do not so qualify. As of October 31, 1999, no options had been granted under the Plan.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           October 31, 1999 and 1998


NOTE K - STOCK OPTION PLAN - CONTINUED

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

Non-qualified options granted under the plan may not have an exercise price less than 85% of the fair market value of the Company's common stock on the date of grant.

On July 27, 1998 the Company authorized the issuance of warrants to management and non-employee directors to purchase 1,000,000 shares of common stock at $.25 per share. 50% of the warrants are to be exercisable when the Company's stock price reaches $6.25 per share, 25% when the price reaches $7.50 per share, and 25% when the stock price reaches $8.75 per share. Should the Company declare a stock dividend the number of shares will go up and the prices will go down proportionately. These warrants have not been issued as of October 31, 1999. The pro forma effect of the 1,000,000 shares is shown below in this footnote.

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

Had compensation expense for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                                             1999                1998
                                                                       -----------------   -----------------
Net loss-as reported                                                        $(1,150,467)        $(1,748,299)
Net loss-Pro forma                                                           (2,932,867)         (3,530,700)
                                                                            -----------         -----------
Net loss per common share-as reported                                              (.03)               (.41)
Net loss per common share-Pro forma                                                (.08)               (.84)

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           October 31, 1999 and 1998


NOTE K - STOCK OPTION PLAN - CONTINUED

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 8%; volatility of 198%, no assumed dividend yield; and expected life of one year.

NOTE L - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                               1999               1998
                                                                           -----------        -----------
Cash paid during the year for:
       Interest paid                                                        $    3,146           $  6,020
                                                                            ==========           ========
Non-cash investing and financing activities:
     Issuance of stock for oil and gas properties, net of deferred
            taxes                                                           $9,974,240           $221,000
                                                                            ==========           ========
     Conversion of stockholder notes and accrued interest into
            common stock                                                    $  157,055           $134,028
                                                                            ==========           ========
      Issuance of stock in lieu of current liability                                 -           $ 87,500
                                                                            ==========           ========
      Issuance of stock for suit settlement                                 $ (102,325)                 -
                                                                            ==========           ========


                                 SUPPLEMENTARY

                                  INFORMATION

           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION


Board of Directors
and Stockholders
ARXA International Energy, Inc.
Gulfport, Mississippi


Our report on our audits of the basic financial statements of ARXA International, Inc. and subsidiary for October 31, 1999 appears on page F-3. These audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements on R-3 through R-5 are presented for purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ H. E. Gibbons
-----------------------------------------------
H. E. Gibbons


GIBBONS, GIBBONS & BUCK, P.C.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                    SUPPLEMENTAL OIL AND GAS PROPERTIES AND
                       RELATED RESERVES DATA (UNAUDITED)
                           October 31, 1999 and 1998

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED):

An analysis of the capitalized oil and gas property costs and related accumulated depletion, depreciation and amortization is as follows:


                                                                              1999                1998
                                                                        -----------------   -----------------
Proved oil and gas properties                                                $12,410,755          $2,420,456
Less accumulated depletion, depreciation, amortization and
     provision for impairment                                                   (848,629)           (815,697)
                                                                             -----------          ----------
Net capitalized costs                                                        $11,562,126          $1,604,759
                                                                             ===========          ==========



COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES (UNAUDITED):

The following costs were incurred in oil and gas activities as follows:

Acquisition of proved and unproved properties
     during the year ended October 31, 1999                           $9,974,240
                                                                      ==========
Exploration or development costs during the
     year ended October 31, 1999                                      $  221,888
                                                                      ==========


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

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                    SUPPLEMENTAL OIL AND GAS PROPERTIES AND
                       RELATED RESERVES DATA (UNAUDITED)
                           October 31, 1999 and 1998


PROVED DEVELOPED AND UNDEVELOPED RESERVES (UNAUDITED):

                                                                                Oil (BBLS)          Gas (MMCF)
                                                                                ----------          ----------
PROVED RESERVES, October 31, 1997                                                 39,399               2,934
Revisions of previous estimates                                                  (23,000)             (1,808)
Purchase of Minerals in place                                                     21,533                 746
Extensions and discoveries                                                           235               1,827
Production                                                                        (2,490)               (157)
Sale of minerals in place                                                        (14,313)               (937)
                                                                               ---------              ------
PROVED RESERVES, October 31, 1998                                                 21,364               2,605

Production from wells owned at October 31, 1998                                     (768)                (47)
Purchase of Minerals in place (matches Reserve Report prepared
 November 1, 1999)                                                             2,415,015               4,830
                                                                               ---------              ------

PROVED RESERVES, October 31, 1999                                              2,435,611               7,388
                                                                               =========              ======

DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED):

Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves are as follows:

                                                                              1999                1998
                                                                        -----------------   -----------------
Future cash inflows                                                          $63,297,548         $ 4,747,284
Future production costs                                                       (6,640,909)         (1,273,024)
Future development costs                                                      (4,946,300)           (354,000)
Future income taxes                                                           (4,273,011)                  -
                                                                             -----------         -----------
                                                                              47,437,328           3,120,260
Less 10% annual discount for estimated
     timing of cash flows                                                     25,450,738             950,743
                                                                             -----------         -----------
Standardized measure of discounted future net
     cash flows                                                              $21,986,590         $ 2,169,517
                                                                             ===========         ===========


The Reserve Report was prepared for Pelahatchie property only.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                    SUPPLEMENTAL OIL AND GAS PROPERTIES AND
                       RELATED RESERVES DATA (UNAUDITED)
                           October 31, 1999 and 1998



DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED): continued

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

The principal changes in the standardized measure of discounted future net cash flows are as follows:



BALANCE, October 31, 1997                                                                       $ 1,888,222
Purchase of reserve                                                                                 716,208
Sales of oil and gas produced, net of production costs                                             (253,176)
Sale of oil and gas properties                                                                   (1,201,483)
Extensions, discoveries less related costs                                                        1,450,752
Revisions of previous quantity estimates                                                           (962,840)
Changes in estimated future income taxes                                                            342,834
Accretion of discount                                                                               189,000
                                                                                                -----------
BALANCE, October 31, 1998                                                                         2,169,517
Purchase of reserve                                                                              24,010,922
Sales of oil and gas produced, net of production costs                                             (137,788)
Accretion of discount                                                                               216,950
Changes in estimated future income taxes                                                         (4,273,011)
                                                                                                -----------
BALANCE, October 31, 1999                                                                       $21,986,590
                                                                                                ===========