Form 10QSB
period 2000-01-31
ARXA INTERNATIONAL ENERGY INC
filed 2000-03-15
CIK 774415

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                _______________

                                  FORM 10-QSB
                                _______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE QUARTERLY PERIOD ENDED: JANUARY 31, 2000


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

                          2301 14TH STREET, SUITE 900
                          GULFPORT, MISSISSIPPI 39501
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (228) 864-6667
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 _____________

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                             NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS ON WHICH REGISTERED

                         COMMON STOCK, $.001 PAR VALUE
                        OTC / ELECTRONIC BULLETIN BOARD

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 15, 2000, there were 34,939,804 shares of Common Stock outstanding.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 2000


Part I - Financial Information                                          Page
 ------------------------------                                         ----
  Item 1.  Financial Statements

  Consolidated Balance Sheets - January 31, 2000 (unaudited)
   and October 31, 1999.....................................................1

  Consolidated Statements of Operations - For the Three months
   Ended January 31, 2000 (unaudited) and January 31, 1999 (unaudited)......2

  Consolidated Statement of Stockholders' Equity - For the Three months
   Ended January 31, 2000 (unaudited).......................................3

  Consolidated Statements of Cash Flows - For the Three months
   Ended January 31, 2000 (unaudited) and January 31, 1999 (unaudited)......4

  Notes to Unaudited Consolidated Financial Statements......................5

  Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations........................6

Part II - Other Information

   Item 1.  Legal Proceedings...............................................7

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                          Consolidated Balance Sheet


                                                                            JANUARY 31,       OCTOBER 31,
                                                                                2000              1999
                                                                            (Unaudited)
                        ASSETS
                        ------

CURRENT ASSETS:
 Cash                                                                       $    48,405           143,793
 Accounts receivable, net of allowance for doubtful accounts                          -                 -
                                                                            -----------       -----------
  Total current assets                                                           48,405           143,493

PROPERTY AND EQUIPMENT, (full cost method for oil and gas
 properties), net of accumulated depletion, depreciation,
 amortization and provision for impairment                                   12,098,877        11,606,872

OTHER ASSETS                                                                     50,000            51,296
                                                                            -----------
  Total Assets                                                              $12,197,282       $11,801,661
                                                                            ===========       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
 Notes payable to stockholders                                              $         -       $         -
 Accounts payable                                                                 3,860             3,860
 Other current liabilities                                                       17,466            11,215
                                                                            -----------       -----------
  Total current liabilities                                                      21,326            15,075

LONG-TERM LIABILITIES:
 Notes Payable                                                              $   500,000       $         -
 Accrued interest on notes                                                        8,333                 -
                                                                            -----------       -----------
  Total long-term liabilities                                                   508,333                 -

STOCKHOLDERS' EQUITY:
 Preferred stock, $1.00 par value; 2,000,000 shares
  authorized; none issued and outstanding                                             -                 -
 Common stock, $.001 par value; 100,000,000 shares authorized; 34,939,804
  and 34,939,804 shares issued and outstanding, respectfully                      34,940            34,940
 Additional paid-in-capital                                                  16,097,129        16,097,129
 Accumulated deficit                                                         (4,464,446)       (4,345,483)
                                                                            -----------       -----------
   Total stockholders' equity                                                11,667,623        11,786,586
                                                                            -----------       -----------
   Total liabilities and stockholders' equity                               $12,197,282       $11,801,661
                                                                            ===========       ===========


SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                              For the Three Months Ended
                                                  -----------------------------------------------
                                                         January 31,               January 31,
                                                            2000                      1999
                                                  -----------------------------------------------
OIL AND GAS REVENUES                                     $    12,321                 $  23,081

COST AND EXPENSES:
 Lease operating expenses                                      6,886                    55,479
 Severance taxes                                                   -                     2,698
 Depletion, Depreciation,
  amortization and provision for
  impairment                                                   9,290                    16,983
 General and administrative                                  108,105                   696,381
                                                          ------------               -----------
   Total cost and expenses                                   124,281                   771,541
                                                          ------------               -----------
LOSS FROM OPERATIONS                                        (111,960)                 (748,460)

OTHER INCOME (EXPENSES):
 Interest income                                                   1                       690
 Dividend income                                               1,329
 Interest expense                                              8,333                    (1,451)
 Other                                                             -                   (34,801)
                                                          -----------                ----------
                                                              (7,003)                  (35,562)
                                                          -----------                ----------
LOSS BEFORE INCOME TAXES                                     (118,963)                 (784,022)

INCOME TAX BENEFIT, net                                             -                         -
                                                          -----------                ----------
NET LOSS                                                  $  (118,963)               $ (784,022)
                                                          ===========                ==========
NET LOSS PER COMMON
AND COMMON EQUIVALENT SHARE-                                  $(0.003)                   $(0.16)
 BASIC AND DILUTED

Weighted Average Common and Common
 Equivalent Shares                                         34,939,804                 4,953,918


 SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                  For the Three months Ended January 31, 2000
                                  (Unaudited)



                                    Common Stock         Additional                                   Total Stock
                                --------------------      Paid-In        Unearned      Accumulated      Holders'
                                  Shares      Amount      Capital      Compensation      Deficit         Equity
                                ----------   --------   ------------   ------------   -------------   ------------
Balances, October 31, 1999      34,939,804    $34,940    $16,097,129             --    $(4,345,483)    $11,786,586
 Net loss                               --         --             --             --       (118,963)             --
                                ----------    -------    -----------         ------    -----------     -----------
Balances, January 31, 2000      34,939,804    $34,940    $16,097,129             --    $(4,464,446)    $11,786,586
                                ==========    =======    ===========         ======    ===========     ===========


SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                                                 For the Three Months Ended
                                                                                             --------------------------------
                                                                                                January 31,       January 31,
                                                                                                    2000              1999
                                                                                             --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                         $(118,963)        $(784,022)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depletion, depreciation, amortization and provision for impairment                                 9,290            16,983
   Bad debt expense                                                                                       -            77,039
   Equity in loss of oil and gas venture                                                                  -                 -
   Issuance of stock for compensation                                                                     -           429,359
   Issuance of stock for liabilities                                                                      -                 -
   Changes in operating assets and liabilities:
    Accounts receivable                                                                                   -            34,162
    Oil and gas property held for sale                                                                    -                 -
    Other current assets                                                                                  -                 -
    Accounts payable                                                                                      -           105,936
    Other current liabilities                                                                         6,252                 -
    Other long-term liabilities                                                                       8,333
   Other, net                                                                                             -                 -
                                                                                                  ---------         ---------
   Net cash used in operating activities                                                            (95,088)         (120,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Purchase) Sale of oil and gas property held for sale                                                    -                 -
 Additions to office equipment                                                                            -                 -
 Additions to oil and gas property                                                                        -           (11,059)
 Purchase of oil and gas property                                                                         -                 -
 Investment in oil and gas venture                                                                                          -
                                                                                                  ---------         ---------
   Net cash provided by (used in) investing activities                                                    -           (11,059)
                                                                                                  ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stockholder notes                                                                          -                 -
 Payment of stockholder notes                                                                             -                 -
 Sales of common stock                                                                                    -                 -
                                                                                                  ---------         ---------
  Net cash divided by financing activities                                                                -                 -
                                                                                                  ---------         ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    (95,088)         (131,602)
CASH AND CASH EQUIVALENTS, beginning of period                                                      143,493           167,105
                                                                                                  ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                                                          $  48,405         $  35,503
                                                                                                  =========         =========
SUPPLEMENTAL CASH FLOW DISCLOSURES OF NON CASH TRANSACTION:
 Issuance of stock for consulting services                                                        $       -         $ 429,359
                                                                                                  =========         =========

SEE ACCOMPANYING NOTES TO THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - ARXA International Energy, Inc. ("ARXA" or "the Company"), was incorporated in Delaware and has engaged in oil and gas exploration and development in Utah, Mississippi and Texas. ARXA USA, Inc., a wholly owned subsidiary, was incorporated in Delaware. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Oil and Gas Property - The Company follows the full-cost method of accounting for oil and gas property. Under the full-cost method, all costs associated with property acquisition, exploration, and development activities are capitalized into a "full-cost pool". Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and directly related costs. Gains or losses are normally not recognized on the sale or other disposition of oil and gas properties. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Depletion expense per mcf equivalent was $.66 for the year ended October 31, 1998, $.64 for the year ended October 31, 1999 and $.67 for the quarter ended January 31, 2000.

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

2.  GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $118,963 and negative cash flow from operations of $95,088 for the quarterly period ended January 31, 2000 and had an accumulated deficit of $4,464,446 at that date, which raises substantial doubt about its ability to continue as a going concern.

The Company has targeted several acquisition opportunities and is aggressively seeking financial sources to assist with the financing.


3.  NOTES PAYABLE TO STOCKHOLDERS:

None

4.  YEAR 2000:

The Company has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem, which is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Year 2000 problem may impact the Company and/or other entities with which the Company transacts business. The Company has not determined the impact of the Year 2000 problem on their future operations or the costs they may incur to remedial the problem. As of March 15th of 2000 the Company has not experienced any Y2K problems.

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


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

A.   RESULTS OF OPERATIONS

Oil and gas revenues for the three months ended January 31, 2000 were $12,321, which is a $10,760 decrease from the $23,081 for the three months ended January 31, 1999 and is primarily attributed to the slow down of production. Lease operating expense, which includes workover costs, decreased from $69,477 for the three months ended January 31, 1999 to $6,886 for the three months ended
January 31, 2000, a decrease of $62,591. The decrease is primarily due to the write off of unproductive wells. General and administrative costs decreased from $696,381 for the three months ended January 31, 1999 to $108,105 for the three months ended January 31, 2000. The decrease of $588,276, primarily consists of a decrease in payroll and office overhead expenses.

B.   LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operating activities was a negative $95,088 for the three months ended January 31, 2000 as compared to a negative of $784,022 for the three months ended January 31, 1999.

The principle source of cash for the three months ended January 31, 2000 was from $6,252 increased accounts payable and the use of $95,088 in Cash Equivalents.

At January 31, 2000, the Company's current assets of $48,405 exceed current liabilities of $21,326 by $27,079. The Company had a net loss of $118,963 and negative cash flow from operations of $95,088 for the quarterly period ended January 31, 2000 and had an accumulated deficit of $4,464,446 at that date, which raises substantial doubt about the Company's ability to continue as a going concern. The Company is continuing to target several acquisition opportunities and is aggressively seeking financial sources to assist with the financing.

Gulfport, in consideration of ARXA issuing Promissory Notes of $200,000 and $300,000 respectfully, has transferred to ARXA an additional five percent (5%) working interest in certain proved undeveloped, non-producing oil and gas reserves in the Pelahatchie Field, Rankin County, Mississippi. The working interest transferred by Gulfport to ARXA has a value in excess of $2,500,000. After this transaction, ARXA will own a thirty percent (30%) working interest in certain proved, undeveloped, non-producing oil and gas reserves in the Pelahatchie Field, Rankin County, Mississippi.

The Company notes that there is not sufficient cash flow from operations to continue to operate the business for the next fiscal quarter.

C.  MANAGEMENT'S RESPONSE AND PLAN OF OPERATIONS

Under-capitalization continues to be the most serious problem facing the Company.

To correct this problem the Company has acquired the rights to several high potential oil and gas development prospects which would provide the justification for the Company's planned additional Public Offering which will now proceed as rapidly as possible. It is the intent of the Company to apply for membership on the American Exchange simultaneously with the offering.

The Company believes that a listing on a major stock exchange in preference to the Bulletin Board will open opportunities for acquisitions with stock and cash. The Company is confident that, with the offering completed, it will qualify for the AMEX.

The Company is in negotiations with a group of private investors to fund the drilling of one or more wells in the Pelahatchie Field in Rankin County, Mississippi, and for the completion of the W.H. Mitchell No. 1 Well in Walthall County, Mississippi, in the Hosston Sand formation at 16,400 feet, which is scheduled for the last week in March of 2000.


PART II - OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

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

                        ARXA INTERNATIONAL ENERGY, INC.
                                  (Registrant)

               Date: 3-15-00                    Norris R. Harris

                                                /s/  Norris R. Harris
                                                ---------------------
                                                President



               Date: 3-15-00                    Jack R. Durland, Jr.

                                                /s/  Jack R. Durland, Jr.
                                                -------------------------
                                                Vice President  and CFO


THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM JANUARY 31, 2000 FORM 10-Q FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.