Form 10QSB
period 2000-04-30
ARXA INTERNATIONAL ENERGY INC
filed 2000-06-14
CIK 774415

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                _______________

                                  FORM 10-QSB

                                _______________


[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                        COMMISSION FILE NUMBER: 2-99565


                        ARXA INTERNATIONAL ENERGY, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                   13-3784149
       --------------------                       ----------------------
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

  Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of  June 14, 2000, there were 34,939,804 shares of Common Stock outstanding.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                             INDEX TO FORM 10-QSB
                     FOR THE QUARTER ENDED APRIL 30, 2000



Part I - Financial Information                                        Page
------------------------------                                        ----
 Item 1.  Financial Statements

 Consolidated Balance Sheets  April 30, 2000 (unaudited)
   and October 31, 1999..............................................   1

 Consolidated Statements of Operations - For the Three months
   Ended April 30, 2000 (unaudited) and April 30, 1999 (unaudited)...   2

 Consolidated Statements of Operations - For the Six months
   Ended April 30, 2000 (unaudited) and April 30, 1999 (unaudited)...   3

 Consolidated Statement of Stockholders' Equity - For the Six months
   Ended April 30, 2000 (unaudited)..................................   4

 Consolidated Statements of Cash Flows - For the Six months
   Ended April 30, 2000 (unaudited) and April 30, 1999 (unaudited)...   5

 Notes to Unaudited Consolidated Financial Statements................   6

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............  12

Part II - Other Information
---------------------------

 Item 1.  Legal Proceedings..........................................  13

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS




                                                                                                     April 30,      October 31,
                                                                                                       2000            1999
                                                                                                    (Unaudited)
                                    ASSETS
                                    ------

CURRENT ASSETS:
  Cash                                                                                               $     4,218         143,493
  Accounts receivable, net of allowance for doubtful accounts                                                  -               -
                                                                                                     -----------     -----------
    Total current assets                                                                                   4,218         143,493

PROPERTY AND EQUIPMENT, (full cost method for oil and gas
  properties), net of accumulated depletion, depreciation,
  amortization and provision for impairment                                                           12,091,317      11,606,872

OTHER ASSETS                                                                                              50,734          51,296
                                                                                                     -----------     -----------
    Total Assets                                                                                     $12,146,269     $11,801,661
                                                                                                     ===========     ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES:
  Payroll Taxes                                                                                      $    14,636     $         -
  Accounts payable                                                                                             -           3,860
  Other current liabilities                                                                               15,000          11,215
                                                                                                     -----------     -----------
    Total current liabilities                                                                             29,636          15,075

LONG-TERM LIABILITIES:
  Notes Payable                                                                                      $   500,000     $         -
  Accrued interest on notes                                                                               33,151               -
                                                                                                     -----------     -----------
    Total long-term liabilities                                                                          533,151               -

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 2,000,000 shares
     authorized; none issued and outstanding                                                                   -               -
  Common stock, $.001 par value; 100,000,000 shares
     authorized; 34,939,804 and 34,939,804 shares issued and outstanding, respectfully                    34,940          34,940
  Additional paid-in-capital                                                                          16,097,129      16,097,129
  Accumulated deficit                                                                                 (4,548,587)     (4,345,483)
                                                                                                     -----------     -----------
    Total stockholders' equity                                                                        11,583,482      11,786,586
                                                                                                     -----------     -----------
    Total liabilities and stockholders' equity                                                       $12,146,269     $11,801,661
                                                                                                     ===========     ===========

See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                  For the Three Months Ended
                                                                           -----------------------------------------

                                                                               April 30,               April 30,
                                                                                 2000                    1999
                                                                           -----------------------------------------
OIL AND GAS REVENUES                                                                   -                  $   21,812

COST AND EXPENSES:
  Lease operating expenses                                                   $     1,800                  $    4,991
  Severance taxes                                                                      -                  $    1,476
  Depletion, Depreciation,
      amortization and provision for
      impairment                                                             $     6,826                  $   17,983
  General and administrative                                                 $    53,019                  $  163,487
                                                                           -----------------------------------------

          Total cost and expenses                                            $   (61,645)                 $ (166,125)
                                                                           -----------------------------------------

LOSS FROM OPERATIONS                                                         $   (61,645)                 $ (166,125)

OTHER INCOME (EXPENSES):
  Interest income                                                                      -                  $    1,340
  Dividend income                                                            $     2,322
  Interest expense                                                           $   (24,818)                 $   (1,695)
  Other                                                                                -                  $       80
                                                                           -----------------------------------------
                                                                             $   (22,496)                 $     (275)
                                                                           -----------------------------------------

LOSS BEFORE INCOME TAXES                                                     $   (84,141)                 $ (166,400)

INCOME TAX BENEFIT, net                                                                -                           -
                                                                           -----------------------------------------

NET LOSS                                                                     $   (84,141)                 $ (166,400)
                                                                           =========================================

NET LOSS PER COMMON
AND COMMON EQUIVALENT SHARE-                                                 $    (0.002)                 $   (0.330)
  BASIC AND DILUTED

Weighted Average Common and Common
  Equivalent Shares                                                           34,939,804                   5,075,951

See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                          For the Six Months Ended
                                                                                ----------------------------------------------
                                                                                   April 30, 2000             April 30, 1999
                                                                                ==============================================
OIL AND GAS REVENUES                                                                  $    12,321                   $   44,893
                                                                                                -
COST AND EXPENSES:                                                                              -
 Lease operating expenses                                                             $     8,686                   $   60,470
 Severance taxes                                                                                                    $    4,174
 Depletion, Depreciation,
  amortization and provision for
  impairment                                                                          $    16,116                   $   34,966
 General and administrative                                                           $   161,124                   $  859,868

   Total cost and expenses                                                            $  (185,926)                  $  959,478

LOSS FROM OPERATIONS                                                                  $  (173,605)                  $ (914,585)

OTHER INCOME (EXPENSES):
 Interest income                                                                      $         1                   $    2,030
 Dividend income                                                                      $     3,651
 Interest expense                                                                     $   (33,151)                  $   (3,146)
 Other                                                                                          -                   $  (34,721)
                                                                                      $   (29,499)                  $  (35,837)

LOSS BEFORE INCOME TAXES                                                              $  (203,104)                  $ (950,422)

INCOME TAX BENEFIT, net

NET LOSS                                                                              $  (203,104)                  $ (950,422)

NET LOSS PER COMMON
AND COMMON EQUIVALENT SHARE-                                                          $    (0.006)                  $   (0.190)
 BASIC AND DILUTED

Weighted Average Common and Common
 Equivalent Shares                                                                     34,939,804                    4,985,746

See accompanying notes to these unaudited consolidated financial statements.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                    For the Six months Ended April 30, 2000
                                  (Unaudited)



                                  Common Stock       Additional                               Total Stock
                              ---------   --------    Paid-In       Unearned    Accumulated     Holders'
                                Shares     Amount     Capital     Compensation    Deficit        Equity
                              ----------  --------  -----------   ------------  -------------  ------------
Balances, October 31, 1999    34,939,804  $34,940   $16,097,129            --   $(4,345,483)   $11,786,586

  Net loss                            --       --            --            --      (203,104)            --
                              ----------  -------    ----------     ---------   -----------    -----------
Balances, April 30, 2000      34,939,804  $34,940   $16,097,129            --   $(4,548,487)   $11,583,482
                              ==========  =======    ==========     =========   ===========    ===========

See accompanying notes to these unaudited consolidated financial statements.

                  ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           For the Six Months Ended

                                                                                           April 30,        April 30,

                                                                                             2000             1999
                                                                                           ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                $(203,104)       $(950,422)
   Adjustments to reconcile net loss to net cash used in operating activities:
           Depletion, depreciation, amortization and provision for impairment                 16,116           34,966
           Bad debt expense                                                                        -           77,039
           Equity in loss of oil and gas venture                                                   -                -
           Issuance of stock for compensation                                                      -          433,883
           Issuance of stock for liabilities                                                       -                -
           Changes in operating assets and liabilities:
               Accounts receivable                                                                 -           25,571
               Oil and gas property held for sale                                                  -                -
               Other current assets                                                                -                -
               Accounts payable                                                                    -          224,157
               Other current liabilities                                                      14,562                -
               Other long-term liabilities                                                    33,151
           Other, net                                                                              -                -
                                                                                           ---------         --------
               Net cash used in operating activities                                        (139,275)        (154,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase) Sale of oil and gas property held for sale                                           -                -
   Additions to office equipment                                                                   -                -
   Additions to oil and gas property                                                               -           (7,978)
   Purchase of oil and gas property                                                                -                -
   Investment in oil and gas venture                                                                                -
                                                                                           ---------         --------
           Net cash provided by (used in) investing activities                                     -           (7,978)
                                                                                           ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stockholder notes                                                                 -                -
   Payment of stockholder notes                                                                    -                -
   Sales of common stock                                                                           -                -
                                                                                           ---------         --------
           Net cash divided by financing activities                                                -                -
                                                                                           ---------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (139,275)        (162,784)
CASH AND CASH EQUIVALENTS, beginning of period                                               143,493          167,105
                                                                                           ---------         --------
CASH AND CASH EQUIVALENTS, end of period                                                   $   4,218         $  4,321
                                                                                           =========         ========

See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
April 30, 2000



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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Depletion expense per mcf equivalent was estimated to be $.64 for the six months ended April 30, 2000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
April 30, 2000


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

The Company's financial statements are based on a number of significant estimates including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. The Company's reserve estimates are determined by an independent petroleum engineering firm. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and reserves associated with non-producing properties are more imprecise than those for producing properties with long production histories. At October 31, 1999, approximately 83% of the Company's oil and gas reserves were attributable to non-producing properties. Accordingly, the Company's estimates are expected to change as future information becomes available.

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

Concentrations of Credit Risk - Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of oil and gas receivables. Substantially all of the Company's receivables were due from the sale of oil and gas arising from production on properties located in Texas and Louisiana. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed at April 30, 2000.

At times, the Company maintains deposits in banks which exceed the amount of federal deposit insurance available. Management believes the possibility of loss on these deposits is minimal.

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
April 30, 2000


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



NOTE B - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $203,104 and negative cash flow from operations of $139,275 for the six months ended April 30, 2000 and had an accumulated deficit of $4,548,587 at that date, which raises substantial doubt about its ability to continue as a going concern.

The Company has targeted several acquisition opportunities and is aggressively seeking financial sources to assist with the financing.

NOTE C - ACCOUNTS RECEIVABLE

There were no receivables at April 30, 2000.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at April 30, consisted of the following:

Oil and gas properties                                           $12,910,755
Other property and equipment                                         142,504
                                                                 -----------

                                                                  13,053,259

Less accumulated depletion, depreciation, amortization
     and provision for impairment                                    961,942
                                                                 -----------

                                                                 $12,091,317
                                                                 ===========

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
April 30, 2000

NOTE - E OTHER ASSETS

Other non-current assets at April 30, 2000 consisted primarily of an indemnification fund of $50,000. The indemnity fund, was set up for the benefit of the liquidating agent for Prospector in accordance with the Joint Venture Dispute Resolution Agreement for a period not to exceed four years. Upon expiration of the four-year period, any remaining funds will be returned to the Company.



NOTE F - NOTES PAYABLE

On December 31, 1999, ARXA executed a Promissory Note in the amount of $200,000 together with interest at 10% per annum on the unpaid balance to Mark Trivette and a Promissory Note of $300,000 to Kenneth A. and Lynn R. Hubbard together with interest at the rate of 10% per annum on the unpaid balance. The Notes have a maturity of September 1, 2000.

Gulfport Oil & Gas, Inc. (Gulfport) in consideration of ARXA executing the above described Promissory Note has transferred to ARXA an additional one per cent (1%) working interest in certain proved undeveloped, non-producing oil and gas reserves in the Pelahatchie Field, Rankin County, State of Mississippi. The working interest transferred by Gulfport to ARXA has a value in excess of $500,000. After this transaction, ARXA owns a twenty six per cent (26%) working interest in certain proved, undeveloped, non-producing oil and gas reserves in the Pelahatchie Field, Rankin County, State of Mississippi.



NOTE G - INCOME TAXES

The Company has net operating loss carryforwards (NOL's) for income tax reporting purposes of approximately $2,488,871. If not utilized, these NOL's will expire in twenty years.


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

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
April 30, 2000



NOTE I - STOCKHOLDERS' EQUITY

The Company issued warrants to acquire 3,297,000 (pre-split), 659,400 (post-split) shares of its common stock as part of the acquisition transaction with Energy Group, Inc. (Phoenix).

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

In addition, Phoenix granted options to employees and directors to acquire 147,753 shares of Phoenix's common stock and an option to an individual to acquire 6,146 shares of its common stock. The options, which expire on September 11, 2007, have an exercise price of $12.50 per share. The options issued to employees to acquire 36,959 shares of Phoenix's common stock on September 12, 2000. The options issued to directors, and to the individual mentioned above, are currently exercisable. These options have not been converted to options to acquire common stock of the Company.


NOTE J - STOCK OPTION PLAN

The Company has a stock option plan under which options to purchase a maximum of 200,000 shares of common stock may be issued to employees, consultants and non-employee directors of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended, as well as options that do not so qualify. As of April 30, 2000, no options had been granted under the Plan.

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

On July 27, 1998 the Company authorized the issuance of warrants to management and non-employee directors to purchase 1,000,000 shares of common stock at $.25 per share. 50% of the warrants are to be exercisable when the Company's stock price reaches $6.25 per share, 25% when the price reaches $7.50 per share, and 25% when the stock price reaches $8.75 per share. Should the Company declare a stock dividend the number of shares will go up and the prices will go down proportionately. These warrants have not been issued as of April 30, 2000. The pro forma effect of the 1,000,000 shares is shown below in this footnote.

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
April 30, 2000


NOTE J - STOCK OPTION PLAN - continued

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

Had compensation expense for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

Net loss-as reported                                 $  (203,104)
Net loss-Pro forma                                    (1,985,504)

Net loss per common share-as reported                     (.0058)
Net loss per common share-Pro forma                       (.0568)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 8%; volatility of 198%, no assumed dividend yield; and expected life of one year.


NOTE L - SUPPLEMENTAL CASH FLOW INFORMATION

No interest was paid during the six months ended April 30, 2000.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                          A.   RESULTS OF OPERATIONS

Oil and gas revenues for the three months ended April 30, 2000 were $-0-, which is a $21,812 decrease from the $21,812 for the three months ended April 30, 1999 and is primarily attributed to production held in suspense. Lease operating expense, which includes workover costs, decreased from $4,991 for the three months ended April 30, 1999 to $1,800 for the three months ended April 30, 2000, a decrease of $3,191. The decrease is primarily due to properties which are no longer owned by ARXA, or properties on which the operating expenses are in dispute. General and administrative costs decreased from $163,487 for the three months ended April 30, 1999 to $53,019 for the three months ended April 30, 2000. The decrease of $110,468, comes from the down-sizing instituted by the Company beginning in May 1999. in order to maximize its available working capital.

B.   LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operating activities was a negative $139,275 for the six months ended April, 30, 2000 as compared to a negative $154,806 for the six months ended April 30, 1999.

The principle source of cash for the six months ended April 30, 2000 was the $145,493 on hand at the beginning of the period.

At April 30, 2000, the Company's current assets of $4,218 was exceed by current liabilities of $29,636, or by $25,418. The Company had a net loss of $203,104 and negative cash flow from operations of $139,0275 for the six month period ended April 30, 2000 and had an accumulated deficit of $4,548,587 at that date, which raises substantial doubt about the Company's ability to continue as a going concern. The Company is continuing to target several acquisition opportunities and is aggressively seeking financial sources to assist with the financing.


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

The Company is in negotiations with a group of private investors to fund the drilling of one or more wells in the Pelahatchie Field in Rankin County, Mississippi, and for the completion of the W.H. Mitchell No. 1 Well in Walthall County, Mississippi, in the Hosston Sand formation at 16,400 feet, which is scheduled for the last week in July of 2000.

PART II - OTHER INFORMATION
---------------------------

                          ITEM 1.  LEGAL PROCEEDINGS

ARXA is not engaged in any pending legal proceedings nor are any of its properties subject to any legal proceedings except for the following discussion. ARXA is further not aware of any legal proceedings pending or threatened against its officers and/or directors in their capacity as corporate officers or directors of ARXA.

On October 15, 1999, Radler Enterprises Texas, Inc., filed suit against ARXA and Craig Ford in the 55/th/ Judicial District for the District Court of Harris County, State of Texas. The lawsuit was on a Lease Agreement executed on August 19, 1998 by Craig Ford as President of ARXA. The Lease Agreement was not approved by the Board of Directors of ARXA. The Plaintiff Radler is suing for actual damages under the lease plus attorney fees, interest, and costs. ARXA intends to vigorously defend this lawsuit on its merits and will not be
representing Mr. Ford.   At this time ARXA is in the discovery phase of this
lawsuit.

                        ARXA INTERNATIONAL ENERGY, INC.
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.

                        ARXA INTERNATIONAL ENERGY, INC.
                                 (Registrant)

                              Date: 6-14-00        Norris R. Harris

                                                   /s/  Norris R. Harris
                                                   ---------------------
                                                   President



                              Date: 6-14-00        Jack R. Durland, Jr.

                                                   /s/  Jack R. Durland, Jr.
                                                   -------------------------
                                                   Vice President and CFO


THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM APRIL 30, 2000 FORM 10-Q FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

Shareholders
ARXA International Energy, Inc. & Subsidiary
Gulfport, Mississippi


We have reviewed the accompanying balance sheet of ARXA International Energy, Inc. & Subsidiary as of April 30, 2000, and the related statements of operations, changes in shareholder?s equity and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of Arxa International Energy, Inc. & Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review we are not aware of any material modifications that should be made to the accompanying financial statement in order for it to be in conformity with generally accepted accounting principles.

As discussed in Note B to the consolidated financial statement the Company has a net loss of $203,104 and negative cash flows from operations of $139,275 for the six months ended April 30, 2000 and had an accumulated deficit of $4,548,587 at that date, which raises substantial doubt about its ability to continue as a going concern. The Company is currently seeking outside sources of financing to fund its development efforts. Should the Company be unable to access such financing, it will have to materially curtail its development and operating activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



     Gibbons, Gibbons & Buck, P. C.
     June 9, 2000



     /s/ H. E. Gibbons
     ----------------------------------------
     H. E. Gibbons