Form 10QSB
period 2000-07-31
ARXA INTERNATIONAL ENERGY INC
filed 2000-09-13
CIK 774415

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

                 FOR THE QUARTERLY PERIOD ENDED: JULY 31, 2000

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                        COMMISSION FILE NUMBER: 2-99565

                        ARXA INTERNATIONAL ENERGY, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                   13-3784149
            ---------------                            -----------------
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

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                             INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED JULY 31, 2000



Part I - Financial Information                                              Page
------------------------------                                              ----
Item 1.  Financial Statements

Consolidated Balance Sheets July 31, 2000 (unaudited)
  and October 31, 1999.................................................        1

Consolidated Statements of Operations - For the Three months
  Ended July 31, 2000 (unaudited) and July 31, 1999 (unaudited)........        2

Consolidated Statements of Operations - For the Nine months
  Ended July 31, 2000 (unaudited) and July 31, 1999 (unaudited)........        3

Consolidated Statement of Stockholders' Equity - For the Nine months
  Ended July 31, 2000 (unaudited)......................................        4

Consolidated Statements of Cash Flows - For the Nine months
  Ended July 31, 2000 (unaudited) and July 31, 1999 (unaudited)........        5

Notes to Unaudited Consolidated Financial Statements...................        6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................       12

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings.............................................       13

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                  July 31,               October 31,
                                                                                    2000                    1999
                                                                                 (Unaudited)
                                         ASSETS
                                         ------

CURRENT ASSETS:
 Cash                                                                          $        760              $    143,493
 Accounts receivable, net allowance for doubtfull accounts                                -                         -
                                                                               ------------              ------------
  Total current assets                                                                  760                   143,493

PROPERTY AND EQUIPMENT, (full cost method for oil and gas
 properties), net of accumulated depletion, depreciation,
 amortization and provision for impairment                                       12,084,772                11,606,872
OTHER ASSETS                                                                         50,453                    51,296
                                                                               ------------              ------------
  Total Assets                                                                 $ 12,135,985              $ 11,801,661
                                                                               ============              ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES:
 Payroll Taxes                                                                 $     16,314              $          -
 Accounts payable                                                                         -                     3,860
 Notes Payable                                                                      500,000                         -
  Accrued interest on notes                                                          47,581                         -
 Other current liabilities                                                           32,000                    11,215
                                                                               ------------              ------------
  Total current liabilities                                                         595,895                    15,075

STOCKHOLDERS' EQUITY:
 Preferred stock, $1.00 par value; 2,000,000 shares
  authorized; none issued and outstanding                                                 -                         -
 Common stock, $.001 par value; 100,000,000 shares
  authorized; 34,939,804 and 34,939,804 shares issued and
  outstanding, respectfully                                                          34,940                    34,940
  Additional paid-in-capital                                                     16,097,129                16,097,129
  Accumulated deficit                                                            (4,591,979)               (4,345,483)
                                                                               ------------              ------------
    Total stockholders' equity                                                   11,540,090                11,786,586
                                                                               ------------              ------------
    Total liabilities and stockholders' equity                                 $ 12,135,985              $ 11,801,661
                                                                               ============              ============

See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                              For the Three Months Ended
                                          ----------------------------------
                                            July 31,               July 31,
                                              2000                   1999
                                          ----------------------------------

OIL AND GAS REVENUES                      $         -           $      6,536

COST AND EXPENSES:
 Lease operatring expenses                          -                148,736
 Severance taxes                                    -                  3,475
 Depletion, Depreciation,
  amortization and provision for
  impairment                                    6,826                 12,812
 General and administrative                    22,201                184,912
                                         ------------           ------------

    Total cost and expenses                    29,027                349,935
                                         ------------           ------------

LOSS FROM OPERATIONS                          (29,027)              (343,399)

OTHER INCOME (EXPENSES):
 Interest income                                    -                      -
 Dividend income                                   65                      -
 Interest expense                             (14,430)                     -
 Other                                              -                      -
                                         ------------           ------------
                                              (14,365)                     -
                                         ------------           ------------

LOSS BEFORE INCOME TAXES                      (43,392)              (343,399)

INCOME TAX BENEFIT, net                             -                      -
                                         ------------           ------------
NET LOSS                                 $    (43,392)          $   (343,399)
                                         ============           ============

NET LOSS PER COMMON
AND COMMON EQUIVALENT SHARE-             $     (0.001)          $     (0.012)
 BASIC AND DILUTED

Weighted Average Common and Common
 Equivalent Shares                         34,939,804             29,598,482


See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     For the Nine Months Ended
                                                  -----------------------------

                                                    July 31,           July 31,
                                                      2000               1999
                                                  -----------------------------

OIL AND GAS REVENUES                              $    12,321       $    51,429

COST AND EXPENSES:
 Lease operatring expenses                              8,686           209,206
 Severance taxes                                          -               7,649
 Depletion, Depreciation,
  amortization and provision for
  impairment                                           22,942            47,778
 General and administrative                           183,325         1,044,780
                                                  -----------       -----------

     Total cost and expenses                          214,953         1,309,413
                                                  -----------       -----------

LOSS FROM OPERATIONS                                 (202,632)       (1,257,984)

OTHER INCOME (EXPENSES):
 Interest income                                            1             2,030
 Dividend income                                        3,716               -
 Interest expense                                     (47,581)           (3,146)
 Other                                                    -             (34,721)
                                                  -----------       -----------
                                                      (43,864)          (35,837)
                                                  -----------       -----------

LOSS BEFORE INCOME TAXES                             (246,496)       (1,293,821)

INCOME TAX BENEFIT, net                                   -                 -
                                                  -----------       -----------

NET LOSS                                          $  (246,496)      $(1,293,821)
                                                  ===========       ===========

NET LOSS PER COMMON
AND COMMON EQUIVALENT SHARE-                      $    (0.007)      $    (0.037)
 BASIC AND DILUTED

Weighted Average Common and Common
 Equivalent Shares                                 34,939,804        34,839,804

See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JULY 31, 2000

                                                Common Stock         Additional                                    Total Stock-
                                        ---------------------------
                                                                      Paid-In        Unearned       Accumulated      Holders'
                                          Shares          Amount      Capital      Compensation       Deficit         Equity
                                        ------------------------------------------------------------------------------------------
BALANCES, October 31, 1999                   34,939,804     34,940   16,097,129               -      (4,345,483)     11,786,586

  Net Loss                                            -          -            -               -        (246,496)       (246,496)
                                        ------------------------------------------------------------------------------------------

  Balances, July 31, 2000                    34,939,804     34,940   16,097,129               -      (4,591,979)     11,540,090


See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        For the Nine Months Ended
                                                                                 --------------------------------------
                                                                                     July 31,                July 31,
                                                                                       2000                    1999
                                                                                 --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                              (246,496)             (1,293,821)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depletion, depreciation, amortization and provision for
    impairment                                                                           22,942                  47,778
   Bad debt expense                                                                           -                       -
   Equity in loss of oil and gas venture                                                      -                       -
   Issuance of stock for compensation                                                         -                 279,359
   Issuance of stock for liabilities                                                          -                       -
   Changes in operating assets and liabilities:
    Accounts receivable                                                                       -                 102,610
    Oil and gas property held for sale                                                        -                       -
    Other current assets                                                                      -                     564
    Accounts payable                                                                          -                 146,872
   Other current liabilities                                                             33,240                       -
   Other long-term liabilities                                                           47,581                       -
  Other, net                                                                                  -                       -
                                                                                 --------------          --------------
Net cash used in operating activities                                                  (142,733)               (716,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Purchase) Sale of oil and gas property held for sale                                        -                       -
 Additions to office equipment                                                                -                       -
 Additions to oil and gas property                                                            -                       -
 Purchase of oil and gas property                                                             -              (9,983,532)
 Investment in oil and gas venture                                                            -                       -
                                                                                 --------------          --------------
   Net cash provided by (used in) investing activities                                        -              (9,983,532)
                                                                                 --------------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stockholder notes                                                              -                       -
 Payment of stockholder notes                                                                 -                       -
 Sales of common stock                                                                        -              10,806,049
                                                                                 --------------          --------------
  Net cash divided by financing activities                                                     -              10,806,049
                                                                                 --------------          --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (142,733)                105,879
CASH AND CASH EQUIVALENTS, beginning of period                                          143,493                 167,105
                                                                                 --------------          --------------
CASH AND CASH EQUIVALENTS, end of period                                         $          760          $      272,984
                                                                                 ==============          ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES OF NONCASH TRANSACTIONS:
 Issuance of stock for oil and gas properties                                                 -          $    9,974,239
                                                                                 ==============          ==============
 Conversion of stockholder notes and interest into common stock                               -                       -
                                                                                 ==============          ==============

See accompanying notes to these unaudited consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
July 31, 2000

NOTE A  - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - ARXA International Energy, Inc. ("ARXA" or "the Company"), and its wholly owned subsidiary ARXA USA, Inc., were incorporated in Delaware and have engaged in oil and gas exploration and development in Utah, Louisiana and Texas.

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Depletion expense per mcf equivalent was estimated to be $.64 for the nine months ended July 31, 2000.

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the parent company, ARXA International Energy, Inc., and its subsidiary, ARXA USA, Inc., after elimination of significant intercompany accounts and transactions.

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2000

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

Concentrations of Credit Risk - Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of oil and gas receivables. Substantially all of the Company's receivables were due from the sale of oil and gas arising from production on properties located in Texas and Louisiana. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed at July 31, 2000.

At times, the Company maintains deposits in banks which exceed the amount of federal deposit insurance available. Management believes the possibility of loss on these deposits is minimal.

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2000

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net (loss) of ($246,496) and negative cash flow from operations of ($142,733) for the nine months ended July 31, 2000 and had an accumulated (deficit) of ($4,591,979) at that date, which raises substantial doubt about its ability to continue as a going concern.

The Company has targeted several acquisition opportunities and is aggressively seeking financial sources to assist with the financing.

NOTE C - ACCOUNTS RECEIVABLE

There were no receivables at July 31, 2000.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at July 31, consisted of the following:

 Oil and gas properties                                    $12,910,755
 Other property and equipment                                  142,504
                                                           -----------

                                                            13,053,259

Less accumulated depletion, depreciation, amortization
  and provision for impairment                                 968,487
                                                           -----------

                                                           $12,084,772
                                                           ===========

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2000


NOTE E - OTHER ASSETS

Other non-current assets at July 31, 2000 consisted primarily of an indemnification fund of $50,000. The indemnity fund, was set up for the benefit of the liquidating agent for Prospector in accordance with the Joint Venture Dispute Resolution Agreement for a period not to exceed four years. Upon expiration of the four-year period, any remaining funds will be returned to the Company.


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


NOTE G - INCOME TAXES

The Company has net operating loss carryforwards (NOL's) for income tax reporting purposes of approximately $2,488,871. If not utilized, these NOL's will expire in 2020.


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2000

NOTE I - SHAREHOLDER'S EQUITY

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


NOTE J - STOCK OPTION PLAN

The Company has a stock option plan under which options to purchase a maximum of 200,000 shares of common stock may be issued to employees, consultants and non-employee directors of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended, as well as options that do not so qualify. As of July 31, 2000, no options had been granted under the Plan.

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

On July 27, 1998 the Company authorized the issuance of warrants to management and non-employee directors to purchase 1,000,000 shares of common stock at $.25 per share. 50% of the warrants are to be exercisable when the Company's stock price reaches $6.25 per share, 25% when the price reaches $7.50 per share, and 25% when the stock price reaches $8.75 per share. Should the Company declare a stock dividend the number of shares will go up and the prices will go down proportionately. These warrants have not been issued as of July 31, 2000. The pro forma effect of the 1,000,000 shares is shown below in this footnote.

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2000


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

Had compensation expense for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:


Net loss-as reported                                   $  (246,496)

Net loss-Pro forma                                      (2,028,896)


Net loss per common share-as reported                       (.0070)

Net loss per common share-Pro forma                         (.0058)



The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 8%; volatility of 198%, no assumed dividend yield; and expected life of one year.


NOTE L - SUPPLEMENTAL CASH FLOW INFORMATION

No interest or income taxes were paid during the nine months ended July 31, 2000.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                          A.   RESULTS OF OPERATIONS

Oil and gas revenues for the three months ended July 31, 2000 were $-0-, which is a $6,536 decrease from the $6,536 for the three months ended July 31, 1999 and is primarily attributed to production held in suspense. Lease operating expense, which includes workover costs, decreased from $148,736 for the three months ended July 31, 1999 to $-0- for the three months ended July 31, 2000, a decrease of $148,736. The decrease is primarily due to properties which are no longer owned by ARXA, or properties on which the operating expenses are in dispute. General and administrative costs decreased from $184,912 for the three months ended July 31, 1999 to $22,201 for the three months ended July 31, 2000. The decrease of $162,711, comes from the down-sizing instituted by the Company beginning in May 1999. in order to maximize its available working capital.

B.   LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operating activities was a negative $142,733 for the Nine months ended July, 31, 2000 as compared to a positive $105,879 for the Nine months ended July 31, 1999.

The principle source of cash for the Nine months ended July 31, 2000 was the $143,493 on hand at the beginning of the period.

At July 31, 2000, the Company's current assets of $760 was exceeded by current liabilities of $595,895, or by $595,135. The Company had a net loss of $43,342 and negative cash flow from operations of $142,733 for the nine month period ended July 31, 2000 and had an accumulated deficit of $4,591,979 at that date, which raises substantial doubt about the Company's ability to continue as a going concern. The Company is continuing to target several acquisition opportunities and is aggressively seeking financial sources to assist with the financing.


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

The Company is in negotiations with a group of private investors to fund the drilling of one or more wells in the Pelahatchie Field in Rankin County, Mississippi.

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

                        ARXA INTERNATIONAL ENERGY, INC.
                                 (Registrant)

                 Date: 9-12-00  Norris R. Harris

                                /s/  Norris R. Harris
                                ---------------------

                                President



                 Date: 9-12-00  Jack R. Durland, Jr.

                                /s/  Jack R. Durland, Jr.
                                -------------------------

                                Vice President and CFO


THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM JULY 31, 2000 FORM 10-Q FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

Shareholders
ARXA International Energy, Inc. & Subsidiary
Gulfport, Mississippi



We have reviewed the accompanying balance sheet of ARXA International Energy, Inc. & Subsidiary as of July 31, 2000, and the related statements of operations, statement of shareholders' equity and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements are the representation of the management of Arxa International Energy, Inc. & Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements the Company has a net (loss) of $246,496 and negative cash flow from operations of $142,733 for the nine months ended July 31, 2000 and had an accumulated (deficit) of $4,591,979 at that date, which raises substantial doubt about its ability to continue as a going concern. The Company is currently seeking outside sources of financing to fund its development efforts. Should the Company be unable to access such financing, it will have to materially curtail its development and operating activities. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



  Gibbons, Gibbons & Buck, P. C.
  September 8, 2000



  /s/ H. E. Gibbons
  -----------------

  H. E. Gibbons