Form 10KSB
period 2000-10-31
KING RESOURCES INC
filed 2001-01-18
CIK 774415

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                  For the Fiscal Year Ended October 31, 2000

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER: 2-99565

                        ARXA INTERNATIONAL ENERGY, INC.

            (Exact name of registrant as specified in its charter)

                   Delaware                              13-3784149
        (State or other jurisdiction of       (IRS Employer identification No.)
         incorporation or organization)
                         2301 14/th/ Street, Suite 900
                          Gulfport, Mississippi 39501

         (Address of principal executive offices, including zip code)

                                (228) 864-6667

             (Registrant's telephone number, including area code)

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.001 par value

                                Title of Class

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Registrant's revenues for the fiscal year ended October 31, 2000 were $12,321. The aggregate market value of Common Stock held by non-affiliates of the registrant at January 15, 2001, based upon the last reported sales price on OTC Electronic Bulletin Board, was $5,415,670. As of January 15, 2001, there were 34,939,804 shares of Common Stock outstanding.

This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are discussed in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.
   Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                        ARXA INTERNATIONAL ENERGY, INC.

                               TABLE OF CONTENTS

                                                                                           Page
PART I

ITEM 1.  BUSINESS........................................................................   1

ITEM 2.  PROPERTIES......................................................................   3

ITEM 3.  LEGAL PROCEEDINGS...............................................................   10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................   10

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS..............................................................   11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND PLAN OF OPERATION............................................................   13

ITEM 7.  FINANCIAL STATEMENTS  (See below)...............................................   14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE............ ............................................   15

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.... ...........................   15

ITEM 10. EXECUTIVE COMPENSATION..........................................................   17

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT...................................................................   18

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................   18

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................................   18

SIGNATURES...............................................................................   19

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...............................................   F-2

                                    PART I

ITEM 1.  BUSINESS

INTRODUCTION

ARXA International Energy, Inc. is an independent oil and gas company engaged in the acquisition, exploration, development and production of oil and gas properties in the United States. Formerly named Major League Enterprises, Inc., the Company was redomiciled as a Delaware Corporation in 1995 and commenced operations during 1996. The Company's corporate headquarters are located at 2301 14/th/ Street, Suite 900, Gulfport, Mississippi 39501.

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

Organization - ARXA is a Delaware corporation with its principal place of business in Gulfport, MS. ARXA is engaged in oil and gas exploration, development, and operations in Louisiana, Mississippi, and Texas. ARXA USA, Inc., is a Delaware corporation and wholly owned subsidiary of ARXA. All significant interconnecting accounts and transactions have been eliminated in consolidation. On October 27, 1997, ARXA acquired substantially all of the assets and certain limited liabilities of Phoenix Energy Group, Inc., a Texas Corporation ("Phoenix"). Phoenix from the sale of its assets acquired approximately sixty-three (63%) of the issued and outstanding common stock of ARXA. Phoenix was the controlling stockholder in ARXA during the period October 27, 1997 to May 7, 1999. Phoenix is a separate corporation controlled by its stockholders, and is not controlled by ARXA.

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

CERTAIN DEFINITIONS

As used herein, the following terms have the specific meanings set out:

Bbl     =    barrel of oil
        =
MBbl    =    thousand barrels of oil
        =
Mcf     =    thousand cubic feet of gas
        =
MMcf    =    million cubic feet of gas
        =
Mcfe    =    thousand cubic feet of gas equivalent
        =
Mmcfe   =    million cubic feet of gas equivalent

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

OIL & GAS PROPERTIES - A BRIEF DESCRIPTION

As of October 31, 2000 the Company does not operate any oil and gas properties. The Company owns the following oil and gas properties, however the Company's engineers have estimated their future revenues to be non-economic and therefore the Company has written their value off of the Balance Sheet and does not provide a reserve report on future value of these properties. The Company is in the process of negotiations for the acquisition of 160,000 miles of seismic data. Once this acquisition is completed in the first quarter of 2001, the Company will be in a position to propose a new drilling program to enhance the Company's future values.

West Lavaca River - The Company has a 2-3% interest in approximately 17,500 acres in Lavaca County, Texas. Moose Oil and Gas, the operator, using 3D seismic data are developing the area. The productive formations are the Miocene and Frio. The prospective formations include Yegua, Cook Mountain and Wilcox. The Company's interest is currently for sale.

West Hackberry - The Company has a 10% interest in two leases totaling 152 acres in Cameron Parish, Louisiana. Two wells are completed, shut-in and waiting on gas pipeline connections. Two other wells are being evaluated for remedial work. The estimated date of completion of the gas gathering pipeline and installation of surface equipment is February 1, 2001. At that date the wells will be put on production.

Pelahatchie - On May 25, 1999, ARXA acquired a twenty-five percent (25%) working interest from Gulfport in certain proved undeveloped, non-producing oil and gas reserves below twelve thousand feet in the Pelahatchie Field, Rankin County, State of Mississippi. The acquisition of the oil and gas properties by ARXA was based on a petroleum engineer's appraisal report on the Pelahatchie Field, which estimated proved undeveloped, non-producing oil and gas reserves for three development wells. As of October 31, 1999, the estimated reserves for the three development wells is 12.5 Million barrels of oil and 25 BCF of gas to 100%. The acquisition price was based on proved undeveloped, non-producing oil and

Hawkins Ranch - On November 1, 1999, ARXA announced that a newly drilled well, the Hawkins Ranch No. 1, in Matagorda County, Texas, tested at a daily rate of 1,423 MCF of gas with a flowing tubing pressure of 1,885 psig through a 11/64-inch choke from perforations 6,543 to 6,553 feet. At lease three additional wells are planned to be drilled on the Lewis / Hawkins Ranch in 2000. ARXA has a twenty-five percent working interest back in after payout of the Lewis / Hawkins Ranch Project costs.

The following tables set forth estimated net proved oil and gas reserves of the Company and the present value of estimated future pretax net cash flows related to such reserves as of October 31, 1998, 1999 and 2000. Additional production history and engineering studies are required to appraise ARXA's interests in other projects. The present value of estimated future net revenues before income taxes was prepared using constant prices as of the calculation date, discounted at 10% per annum.

                                                                           Proved Reserves
                                      -----------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
                                                                           October 31, 1998
                                      -----------------------------------------------------------------------------------------
                                                   Developed                 Undeveloped                   Total
                                      -----------------------------------------------------------------------------------------
Oil and condensate (MBbls)                           24                         15                           39
Gas (MMcf)                                        1,057                      1,877                        2,934
Present value of estimated future
  Net revenues before income taxes            $   1,379                    $   854                    $   2,233

---------------------
The present value of estimated future pretax net cash flows were determined by using current average prices of $11.50 per Bbl of oil and $1.73 per Mcf of gas as of October 31, 1998

                                                                Proved Reserves
                                      -----------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
                                                               October 31, 1999
                                      -----------------------------------------------------------------------------------------
                                               Developed        Undeveloped               Total
                                      -----------------------------------------------------------------------------------------
Oil and condensate (MBbls)                         --            2,415,015              2,415,015
Gas (MMcf)                                         --            4,830,030              4,830,030
Present value of estimated future
  Net revenues before income taxes
  discounted at 10%                            $   --         $ 26,259,601           $ 26,259,601

---------------------
The present value of estimated future pretax net cash flows were determined by using current average prices of $20.41 per Bbl of oil and $2.90 per Mcf of gas as of October 31, 1999. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. Furthermore, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including future prices, production levels and costs that may not prove correct.


                                                                           Proved Reserves
                                      -----------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
                                                                           October 31, 2000
                                      -----------------------------------------------------------------------------------------
                                                                             Developed
                                      -----------------------------------------------------------------------------------------
Oil and condensate (MBbls)                                                     0
Gas (MMcf)                                                                     0
Present value of estimated future
  net revenues before income taxes
  discounted at 10%                         $                                  0

---------------------

No estimates of proved reserves comparable to those which we have included herein have been included in reports to any federal agency other than the Securities and Exchange Commission.

In accordance with Securities and Exchange Commission regulations, the Hensley Consultants, Inc. report for the Pelahatchie Field used oil and gas prices in effect as of the report dates. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to those dates. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.
Volumes, Prices and Oil and Gas Operating Expense

The following table sets forth certain information regarding the production volumes of, average sales prices received for and average production costs associated with the Company's sales of oil and gas for the periods indicated.

                                                          Year Ended    Year Ended   Year Ended
                                                          31-Oct-98     31-Oct-99     31-Oct-00
                                                          -------------------------------------
Production:

Oil and Condensate (Bbls)                                    2,490           768            0
Gas (Mcf)                                                  157,379            47        2,252
Total Mcfe                                                 172,321         4,655        2,252

Average Sales Price:

Oil and condensate ($ per Bbl)                            $  12.86      $  20.00            0
Gas ($ per Mcf)                                           $   2.74      $   2.67     $   4.57

Average oil and gas operating expense ($ per Mcfe) (1)    $   1.22      $   1.22     $   3.86

(1) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), work over costs, insurance and property and severance taxes.

Productive Wells

The following table sets forth the number of productive wells in which the Company owned an interest as of October 31, 1998, 1999 and 2000.

                                31-Oct-98                 31-Oct-99                 31-Oct-00
                      ------------------------------------------------------------------------------
                        Gross Wells   Net Wells   Gross Wells   Net Wells   Gross Wells   Net Wells
                      ------------------------------------------------------------------------------
Flowella Field                0           0             0           0             0           0
W.E. Colson Field             0           0             0           0             0           0
West Sandy Creek              0           0             0           0             0           0
West Lavaca River            20        0.32            20        0.32             0           0
Lewis Ranch                   2           2             2           2             0           0
London Gin                    1           1             0           0             0           0
Hackberry                     4         0.4             4         0.4             0           0
South Hope                    1         0.5             0           0             0           0

Total                        28        4.22            26        2.72             0           0

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

ITEM 3.  LEGAL PROCEEDINGS

ARXA is not engaged in any pending legal proceedings nor are any of its properties subject to any legal proceedings except for the following discussion. ARXA is further not aware of any legal proceedings pending or threatened against its officers and/or directors in their capacity as corporate officers or directors of ARXA, except as follows:

    1. On October 15, 1999, Radler Enterprises Texas, Inc., filed suit against ARXA and Craig Ford in the 55th Judicial District for the District Court of Harris County, State of Texas. The lawsuit was on a Lease Agreement executed on August 19, 1998 by Craig Ford as President of ARXA. The Lease Agreement was not approved by the Board of Directors of ARXA. The Plaintiff Radler Enterprises Texas, Inc., is suing for actual damages for the unpaid lease payments for the term of the lease of approximately $390,275 plus attorney fees and court costs. The plaintiff Radler on July 10, 2000, amended its complaint to add as additional defendants, Norris R. Harris and Jack R, Durland, Jr., and requested damages in the same amount as sought against ARXA and Ford. ARXA is presently vigorously defending this case on its merits. Mr. Ford is represented by other counsel. This case will be set for trial in approximately February, 2001.

    2. Coastal Oil & Gas Corporation filed suit against ARXA in the 333rd Judicial District for the District of Harris County, State of Texas, and obtained a judgment in the amount of $14,028.01 plus attorney fees and costs in approximately June of 2000. ARXA is in the process of attempting a settlement of this lawsuit and judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first fiscal year ended October 31, 2000, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

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

                                                          Price Range
                                                        ----------------
          Fiscal Year/Period                              High     Low
          ------------------                            ----------------
          February 1, 1997 to October 31, 1997 (1)
            First Quarter                                 2.25   1.5625
            Second Quarter                               4.375     1.50
            Third Quarter                                2.375   1.1875
          November 1, 1997 to October 31, 1998 (1)
            First Quarter                                 1.50     0.50
            Second Quarter                                0.58     0.27
            Third Quarter                                 1.38     0.27
            Fourth Quarter (2)                            0.67     0.12
            Fourth Quarter (3)                          0.8125     0.25
          November 1, 1998 to October 31, 1999
            First Quarter                                 0.69     0.20
            Second Quarter                                0.38     0.27
            Third Quarter                                 1.47     1.16
            Fourth Quarter                                1.20     0.95

          November 1, 1999 to October 31, 2000
            First Quarter                                 1.20     0.81
            Second Quarter                                1.01     0.76
            Third Quarter                                 0.92     0.41
            Fourth Quarter                                0.40     0.22

     (1) Fiscal year end, changed by the Board of Directors from January 31, 1998 to October 31, 1997.
     (2)  These prices are before the 1 for 5 reverse stock split.
     (3)  These prices are after the 1 for 5 reverse stock split.

On January 13, 2001 there were approximately 1,192 holders of record.

WARRANTS

None of the warrants of ARXA are traded in any public trading market.

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

SALE BY THE COMPANY OF UNREGISTERED SECURITIES

1. On July 10, 1998 we issued 100,000 shares to OPMI Operating Company and 2,000 shares to John Newton. These pre-split issuances were in partial consideration for our acquisition of an interest in certain oil and gas leases. (See Part I, Item 3 "Legal proceedings".) These issuances were considered exempt under Section 4(2) of the Securities Act.

2. On July 14, 1998 the four holders of our promissory notes including two directors converted such notes, having a principal of $134,027, to Common Stock at a conversion price of $.14 per share, based on the conversion price provided in the notes:

                                    Principal            Shares
                                    ---------           -------

Larry Keeler  (director)            $  50,000           360,000
Robert Farris  (director)              50,000           360,000
Errol Cook                             33,333           240,000
Paul Wigoda                               694             5,000
                                    ---------           -------

Totals                              $ 134,027           965,000

     The conversion issuance of 965,000 pre-split shares was considered exempt under Section 3 (a) (9) of the Securities Act.

3. On July 28, 1998 we issued 300,000 pre-split shares to Norman Olshansky as compensation for financial/consulting and corporate advisory services. This issuance was considered exempt under Section 4 (2) of the Securities Act.

4. On May 7, 1999, ARXA sold 6,000,000 shares of its Common Stock to Gulfport Oil & Gas Inc. ("Gulfport"), a Delaware Corporation. Gulfport is a private company, and on May 7, 1999, was the owner of approximately fifty-three and four tenths percent (53.4%) of the outstanding 11,241,322 shares of ARXA and was controlling shareholder of ARXA. Norris R. Harris is Chairman and CEO of Gulfport Oil & Gas, Inc. Phoenix granted to Norris R. Harris, President of Gulfport, an irrevocable stock proxy on 2,557,262 shares of common stock of ARXA owned by Phoenix. The stock proxy is for a period of one year from May 5, 1999. On May 5, 1999, Phoenix owned approximately twenty-three percent (23%) of the common stock of ARXA.

5. On May 25, 1999, ARXA acquired from Gulfport Oil & Gas, Inc. a twenty-five percent (25%) working interest in certain proved undeveloped, non-producing oil and gas reserves in the Pelahatchie Field, Rankin County, State of Mississippi. The acquisition of the oil and gas properties by ARXA was based upon a petroleum engineers appraisal report on the Pelahatchie Field which estimated proved undeveloped oil and gas reserves for three development wells.

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

6. Between May 25, 1999 and October 31, 1999 transferred 5,216,625 shares of its ARXA common stock for the benefit of others, none of which retain more than five percent (5%) of ARXA's Common stock. As of October 31, 2000, Gulfport Oil & Gas, Inc. owned 29,598,482 shares of ARXA's Common stock or eighty-five percent (85%).

7. On June 2, 1999, Duke Resources Corporation, in a lawsuit filed against ARXA in the Superior Court of Vanderburg County, State of Indiana, obtained a judgment against ARXA for $79,770.00, prejudgment interest in the amount of 2972.25, postjudgment interest at eight percent (8%) per annum, attorney fees of 2725.00, and court costs. ARXA on or about October 6, 1999, settled this lawsuit by payment of $54,800.00 plus issuance of 100,000 shares of common stock in ARXA which were unregistered. Duke Resources Corporation executed Release and Satisfaction of Judgment of the above described judgment which was filed on October 11, 1999.

The issuance of the common stock in ARXA is considered by ARXA to be exempt under Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

A.   Results of Operations

The Company's independent auditors have included an explanatory paragraph in their report on the Company's consolidated financial statements as of October 31, 2000 and the related consolidated statements of operations for the year ended October 31, 2000. "The Company had a net loss of $12,384,212 and negative cash flow from operations of $180,958 for the year ended October 31, 2000 and had an accumulated deficit of $16,729,696 at that date, which raises substantial doubt about its ability to continue as a going concern."

Oil and gas revenues for the year ended October 31, 2000 were $12,321, which is a $125,467 decrease from $137,788 for the year ended October 31, 1999 and is primarily attributed to normal production decline and the write-off of unprofitable oil and gas leases.

Lease operating expense for the year ended October 31, 2000 was $22,714, which is a $132,382 decrease from the $155,096 from the year ended October 31, 1999. The decrease is primarily due to the write-off of unproductive property.

General and administrative costs for year ended October 31, 2000 were $238,234, which is a $856,491 decrease from the $1,094,725 for the year ended October 31, 1999. The decrease is solely attributable to the Company's efforts to reduce overhead, cut staff, and write-off unproductive properties.

B.   Liquidity and Capital Resources

The Company's independent auditors have included an explanatory paragraph in their report on the Company's consolidated financial statements as of October 31, 2000 and for the year then ended which states that "The Company is currently seeking outside sources of financing to fund its development efforts. Should the Company be unable to access such financing, it will have to materially curtail its development and operating activities."

Net cash flow from operations for the year ended October 31, 2000 was a deficit of $180,958 as compared to a deficit of $672,277 for the year ended October 31, 1999.

The primary source of cash equivalents for the year ended October 31, 2000 was from issuance Notes.

The Company notes that there is not sufficient monthly cash flows from operations to continue to operate the business for the next year, or for that matter, the next fiscal quarter.

C.   Management's Response and Plan of Operation

Strategy

In the interest of a conservative approach to help obtain financing, the company has written off all non- producing oil and gas reserves and all reserves which in our opinion were not economical. Henceforth the company will only report proved, producing reserves.

The company is negotiating the acquisition of approximately 160,000 miles of seismic data which is located primarily in the Gulf Coast area from Mississippi to South Texas. This database will be used by the highly experienced staff to check out drilling prospects submitted by other oil companies and to generate exploration plays in this prolific gas producing area where a major portion of the remaining gas reserves in the United States are located.

Joint ventures with other companies are being negotiated. These ventures will allow us to leverage our drilling dollars and thus increase our return on investment.

Gas prices are higher than they have been since the early 1980's and are projected to stay high through the end of 2001. These prices justify the completion of thin gas zones which were left behind by the majors in the past. The company has a number of these projects to develop when financing is completed. The company is also negotiating the acquisition for stock of a small field which is producing three million cubic feet of gas per day. The above mentioned seismic data acquisition which is appraised at $65 Million will be paid for with stock. This transaction is expected to close before the end of the first quarter of 2001.

Capitalization

Under-capitalization is, and has been since inception, the most serious problem facing the company. Among the assets the company brings to the table to discuss capital formation is (a) no long term or secured debt, (b) acquisition and exploitation opportunities with attractive risk and ROI profiles, and (c) a management team committed to execute the company's strategic plan. The company is pursuing a number of capital access sources.

ITEM 7.  FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-i.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on Accounting and Financial Disclosure and there have been no changes in Accountants during the reporting period. The auditor for ARXA International Energy, Inc. for the fiscal year ended October 31, 1999 was Gibbons, Gibbons & Buck, P.C.
The auditor for ARXA International Energy, Inc. for the fiscal year ended October 31, 2000 was Gibbons, Gibbons & Buck, P.C.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Norris R. Harris, age 67, has been the President, CEO and a Director of Gulfport Oil & Gas Inc., a private oil and gas company that he formed in January, 1999. He had been an independent oil and gas operator and consultant to various independent oil and gas companies from 1993 to January 1999. Mr. Harris was Founder and President of Centex Oil and Gas Inc., (Name changed to Cenergy) which was listed on the NYSE and was Founder and President of Basin Exploration Inc., a subsidiary of Basin Petroleum Corp., (American Stock Exchange). Mr. Harris previously worked with Mobil Oil Corp., in the international division and worked in the North Sea, Libya, Turkey, the Hague, Austria, Nigeria and in Mobil Exploration's headquarters in Dallas, Texas where he worked on Africa, Southeast Asia and Latin America exploration projects. He is the father of Jonathan G. Harris.

Jack R. Durland, Jr., age 62, has been a Director and Vice-President- Chief Financial Officer of Gulfport Oil & Gas Inc. since January 1999. He was a partner in the law firm of Durland & Durland in Oklahoma City, Oklahoma from 1990 to 1998. From 1962 to 1989, Mr. Durland was a partner, officer and director in the law firm of Crowe & Dunlevy, a professional corporation, in Oklahoma City, Oklahoma. He has been admitted to practice before several Courts in the United States including the United States Supreme Court and Federal Courts in California, Oklahoma, and Texas. Mr. Durland is a graduate of the University of Oklahoma with a BBA degree in 1960, and a LLB degree in 1962.

Jonathan G. Harris, age 30, has been a Director and Vice-President-Geology of Gulfport Oil & Gas Inc. since January 1999. He had been an independent oil and gas geological consultant to various energy and environmental companies from July 1996 to 1998. Mr. Harris was a consulting geologist for Basin Industries Inc. and a field engineer for Sperry-Sun Drilling Services in the period from 1988 to June 1996. Over his career he has accumulated specific geological experience in the following areas: Florida, Louisiana, Mississippi, Texas, Puerto Rico, the Bahamas, and Turkey. He was graduated from Mississippi State University with a BSc degree in 1992 and a MSc degree in 1995. Mr. Harris is a Registered Professional Geologist in Mississippi and a member of the American Association of Petroleum Geologists and National Speleological Society. He is the son of Norris R. Harris.

All of the following Officers and Directors resigned effective May 7, 1999 when a majority of the company's outstanding shares of common stock was acquired by Gulfport Oil & Gas, Inc.

L. Craig Ford, age 52, serves as a Director and as President and Chief Executive Officer of the Company. He has been the President and Chief Executive Officer of Phoenix Energy Group, Inc. since its inception in March 1996. In that capacity he managed Phoenix's acquisition of 93% of the available working interests formerly managed by Prospector Petroleum, Inc. for which he had been Vice President of Finance from December 1994 through June 1995. During the period from July 1995 through February of 1996 he was working with the owners of the working interests to form Phoenix. From 1992 through 1994, Mr. Ford was a financial consultant to two California venture capital projects, Systematic Irrigation Controls, Inc. and Criminal Justice Communications, Inc., to which he provided corporate and strategic product advice. During the period from 1980 to 1991 Mr. Ford was an internal audit executive for a large independent and two Fortune 500 oil and gas companies, where he was responsible for extensive operational and financial audits in exploration, production, refining, coal, chemical and gas processing activities around the world.

Mr. William J. Bippus, age 46, a Director of the Company since August, 1995 also serves as Vice President of Development. He served as ARXA's President and Chief Executive Officer from August 1995 until October 27, 1997 when he resigned and was replaced by Mr. Ford as a result of the Phoenix transaction. Mr. Bippus was employed by Marathon Petroleum Corporation from 1988 to July 1995, where he was responsible for the world-wide business development unit which evaluated acquisitions and entry opportunities in new areas. From 1992 to 1993, Mr. Bippus was responsible for Marathon's international non-operated areas. From 1988 to 1992, Mr. Bippus worked for Marathon in Aberdeen, Scotland and London, England as a senior geophysicist, reservoir development. From 1983 to 1987, Mr. Bippus was a senior geophysicist with Occidental Petroleum Corp. in London. Mr. Bippus worked in the International Group of Cities Services Petroleum Corp. from 1979 to 1983. Mr. Bippus is a Wyoming Board Registered Professional Geologist and a member of the Society of Exploration Geophysicists and the American Association of Petroleum Geologists.

Mr. Gregory A. Stephens, age 40, a Director of the Company since August, 1995 also served as Treasurer until October 27, 1997 when he resigned and was replaced by Mr. Ford as a result of the Phoenix transaction. Mr. Stephens has been the President of Stephens Machine, Inc., a machine shop based in Kokomo, Indiana since 1984. He is also President, since 1993, of Stephens Fabrication, Inc., a structural steel fabricator also in Kokomo. Mr. Stephens is a partner/owner of various real estate development entities and since 1994 has been a director of Refinery Associates.

Mr. Dennis P. McGrath, age 51, a Certified Public Accountant since 1976, Mr. McGrath was a sole practitioner from January, 1995 to March, 1997 when he joined Phoenix Energy Group, Inc. as Vice President and Controller. From June, 1996 through February, 1997 Mr. McGrath was engaged by Phoenix to conduct an audit of the Prospector Petroleum, Inc. joint ventures for the four year period prior to Phoenix becoming the Joint Venture Manager. From 1986 to 1994 Mr. McGrath was a partner in the Houston office of the regional public accounting firm of Simonton, Kutac and Barnidge, L.L.P. where he was the firm's partner-in-charge of small business consulting and out-sourcing services. A large portion of his clients were engaged in oil & gas exploration and development. From 1972 to 1986 Mr. McGrath held financial management positions with various oil and gas companies.

Robert G. Farris, age 69, serves as a director of the Company. Mr. Farris is the President of Valley Transit Co., Inc., Harlingen, Texas, with which he has been associated since 1955. Mr. Farris was graduated from The New Mexico Military Institute in June, 1948 and then received a Bachelors of Business Administration Degree from the University of Texas in June, 1952. He was then commissioned in the United States Army and served with the 3rd Infantry Division in Korea. He served until June, 1954. Mr. Farris has served in a variety of community and public service organizations and has been a trustee of the Marine Military Academy since 1977.

Larry Keeler, age 59, serves as a director of the Company. In addition, Mr. Keeler provides business, tax, and financial consulting services under a consulting agreement. (See Part III, Item 12 "Certain Relationships and Related Transactions") Mr. Keeler, a CPA, has been engaged in the private practice of accounting under the name Larry Keeler P.C. for over seven years. Mr. Keeler was authorized to practice in California in 1969 and in Texas in 1989. He is a member of the American Institute of CPAs and the Texas Society of CPAs.

Compliance with Section 16(a) of the Exchange Act

The Company believes that all persons required to report have filed reports for the period covered by this transition report. However, the Company believes that all of such reports for Messrs. Bippus (Form 4) and Ford, Moran, McGrath, Veh and Phoenix Energy Group, Inc. (Form 3) were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

During the fiscal year ended October 31, 2000, Executive compensation paid for the year was as follows:

                                                    Summary Compensation Table

----------------------------------------------------------------------------------------------------------------
                                                                                              Long-Term

                                                           Compensation                      Compensation
                                                 --------------------------------   ----------------------------
Name and Principal                      Fiscal                           Other              Stock           Stock
Position                                Period         Salary         Compensation        Issuances       Options 3
------------------------------      -------------   -----------   ------------------   -------------   ------------
Norris R. Harris                        10/31/00             0                 0                0              0
Chairman - Chief Executive Officer/1/

Jack R. Durland, Jr                     10/31/00        40,000                 0                0              0
Director - Vice President and CFO

Jonathan Harris

Director - Vice President Geology       10/31/00        35,960                 0                0             0

----------------------------------
/1/  Mr. Harris replaced Mr. Ford on May 5, 1999.

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

As of January 13, 2001 no options have been granted under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 8, 2000 by all persons known by the Company to be beneficial owners of more than five percent (5%) of its Common Stock, each director of the Company, each executive officer of the Company, and all directors and executive officers as a group:

                                                                 Amount and Nature
Name and Address                                                   of Beneficial     Percent of
of Beneficial Owner                                                Ownership/1/       Class/2/
------------------------------------------------------------------------------------------------
Gulfport Oil & Gas, Inc.                                                29,598,482         0.85%
And it's investors.
2301 14th Street, Suite 900
Gulfport, MS 39501

Phoenix Energy Group, Inc.                                                -0-/3/4/         0.00%
530 Wells Fargo Drive, Suite 310
Houston, TX 77090

All officers and directors
as a group (5 persons)                                                         -0-         0.00%

/1/ Unless otherwise indicated below, all shares are owned legally (of record) and beneficially.

/2/  Based upon 34,939,804 shares issued and outstanding on January 13, 2001.

/3/ On May 7, 1999, ARXA sold 6,000,000 shares of its Common Stock to Gulfport Oil & Gas Inc. ("Gulfport"), a Delaware Corporation. Gulfport is a private company, and on October 31, 2000, was the owner of approximately eighty -five (85.%) of the outstanding 34,939,804 shares of ARXA and was controlling shareholder of ARXA. Norris R. Harris is Chairman and CEO of Gulfport Oil & Gas, Inc. Phoenix granted to Norris R. Harris, President of Gulfport, an irrevocable stock proxy on 2,557,262 shares of common stock of ARXA owned by Phoenix. The stock proxy is for a period of one year from May 5, 1999. On May 5, 1999, Phoenix owned approximately twenty-three percent (23%) of the common stock of ARXA.

/4/ After this acquisition, Phoenix Energy Group, Inc., distributed its shares of ARXA to its shareholders in exchange for phoenix stock. None of the beneficial owners hold more than five percent (5%) of ARXA's Common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

None

(b)  REPORTS ON FORM 8-K

On May 7, 1999 the Company filed Form 8-K to report changes in control of registrant.

On January 4, the Company filed Form 8-K to report changes in the company's certifying accountants.

On March 8, 2000 the Company filed Form 8-K to report change in board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ARXA INTERNATIONAL ENERGY, INC.



                                     By: /s/ Norris R. Harris

                         ------------------------------------
                           Norris R. Harris, President and
                           Chief Executive Officer

                           Dated:  January 17, 2001



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                        Title                              Date
-----------                                                     --------                            ------
/s/ Norris R. Harris                                 President/Chief Executive Officer           January 17, 2001
-------------------------------------------------    and Director
Norris R. Harris

/s/ Jack R. Durland, Jr.                             VP & Chief Financial Officer                January 17, 2001
-------------------------------------------------    and Director
Jack R. Durland, Jr.

/s/ Jonathan G. Harris                               VP & Director                               January 17, 2001
-------------------------------------------------
Jonathan G. Harris

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY


              FINANCIAL STATEMENT AND SUPPLEMENTARY INFORMATION

                     YEAR ENDED OCTOBER 31, 2000 AND 1999

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

CONTENTS

INDEPENDENT AUDITORS' REPORT                                                                               Page F-1
FINANCIAL STATEMENTS
   Balance Sheets                                                                                             F-2-3

   Consolidated Statements of Operations                                                                        F-4

   Consolidated Statements of Stockholder's Equity                                                              F-5

   Consolidated Statements of Cash Flows                                                                        F-6

   Notes to Consolidated Financial Statements                                                                F-7-13

SUPPLEMENTARY INFORMATION

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION                                                      F-14

   Supplemental Oil and Gas Properties and Related Reserves Data (unaudited)                                F-15-18

INDEPENDENT AUDITORS' CONCENT LETTER                                                                           F-19

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
and Stockholders
ARXA International Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of ARXA International Energy, Inc. and subsidiary as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARXA International Energy, Inc. and subsidiary as of October 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements the Company had a net loss of $12,384,212 and negative cash flows from operations of $180,958 for the year ended October 31, 2000 and had an accumulated deficit of $16,729,696 at that date. For the year ended October 31, 1999 the Company had a net loss of $1,150,467 and negative cash flow from operations of $672,277 for the year and had an accumulated deficit of $4,345,483 at that date, which raises substantial doubt about its ability to continue as a going concern. The Company is currently seeking outside sources of financing to fund its development efforts. Should the Company be unable to access such financing, it will have to materially curtail its development and operating activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gene Gibbons
-------------------------
Gibbons, Hall, L.L.C.
January 15, 2001

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
October 31,




                                                                                         2000             1999
CURRENT ASSETS
  Cash                                                                           $        735        $    143,493
  Accounts receivable, net of allowance for doubtful accounts                               -                   -
                                                                                 ------------        ------------

               Total current assets                                                       735             143,493



PROPERTY AND EQUIPMENT, (full cost method for oil and gas properties), net of accumulated depletion, depreciation, amortization and provision for impairment

                                                                                       18,656          11,606,872

OTHER ASSETS                                                                              173              51,296


                                                                                 $     19,564        $ 11,801,661
                                                                                 ============        ============

Current Liabilities
     Accounts payable                                                            $      3,578        $      3,860
     Accrued interest                                                                  61,385                  --
     Notes payable-current portion                                                    538,200                  --
     Other current liabilities                                                         14,028              11,215

               Total current liabilities                                              617,191              15,075

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 2,000,000 shares
          authorized; none issued and outstanding
     Common stock, $.001 par value; 100,000,000 shares
          authorized; 34,939,804 shares issued and outstanding                         34,940              34,940
     Additional paid-in capital                                                    16,097,129          16,097,129
     Accumulated deficit                                                          (16,729,696)         (4,345,483)

               Total stockholders' equity                                            (597,627)         11,786,586

                                                                                 $     19,564        $ 11,801,661
                                                                                 ============        ============

Approved by the Directors:

/s/ Norris R. Harris
                                       1-17-01 Director
--------------------------------------
Norris R. Harris


/s/ Jack R. Durland, Jr.
                                       1-17-01 Director
--------------------------------------
Jack R. Durland, Jr.


/s/ Jonathan G. Harris
                                       1-17-01 Director
--------------------------------------
Jonathan G. Harris




       See accompanying notes to these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Years Ended October 31,
                                               2000            1999              1998
                                        $     12,321      $   137,788      $   463,875
OIL AND GAS REVENUES

COST AND EXPENSES

 Lease operating expenses                     22,714          155,096          199,715
 Severance taxes                                   -            6,172           10,984
 Depletion, depreciation, amortization
   and provision for impairment               29,676           74,719          157,762
 Loss on abandonment of leases            12,059,662
 General and administrative                  238,234        1,094,725        1,763,050

        Total cost and expenses           12,350,286        1,330,712        2,131,511

LOSS FROM OPERATIONS                     (12,337,965)      (1,192,924)      (1,667,636)

OTHER INCOME (EXPENSE)

 Interest income                                  30            2,002            6,010
 Dividend income                               3,770              281
 Interest expense                            (61,385)          (3,146)          (6,020)
 Equity in loss of oil and gas venture       (93,296)
 Other                                        11,338           43,320           12,643
                                        ------------      -----------      -----------
                                             (46,247)          42,457          (80,663)

LOSS BEFORE INCOME TAXES                 (12,384,212)      (1,150,467)      (1,748,299)

INCOME TAX BENEFIT, net                            -                -                -

NET LOSS                                $(12,384,212)     $(1,150,467)     $(1,748,299)

NET LOSS PER COMMON AND COMMON

EQUIVALENT SHARE - BASIC AND DILUTED    $      (0.35)     $     (0.06)     $     (0.41)

Weighted Average Common and Common
 Equivalent Shares                        34,939,804       19,461,492        4,219,770


      See accompanying notes to these consolidated financial statements.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM DECEMBER 31, 1996 TO OCTOBER 31, 2000



                                          Common Stock           Additional                                       Total Stock-
                                  ------------------------        Paid-In           Unearned      Accumulated       Holders'
                                      Shares       Amount         Capital         Compensation      Deficit          Equity
                                  ---------------------------------------------------------------------------------------------

BALANCES, December 31, 1996            1,301,167        1,302       1,987,357                       (132,133)         1,856,526

 Issuance of stock for oil and gas
  Properties                              16,573           16          30,290                              -             30,306
 Conversion of notes payable and
  accrued interest                        33,780           33          84,967                              -             85,000
 Sales of common stock                   762,828          763       1,239,797                              -          1,240,560
 Issuance of common stock for
  Compensation                           442,914          443         378,487                              -            378,930
 Acquisition of ARXA                   1,518,138        1,518         232,479                              -            233,997
  Net loss                                                  -               -                     (1,314,584)        (1,314,584)
                                  ----------------------------------------------------------------------------------------------

BALANCES, October 31, 1997             4,075,400        4,075       3,953,377                     (1,446,717)         2,510,735

 Cancellation of stock per agreement      (5,000)          (5)              -                              -                 (5)
 Net cancellation of stock to office
  and consultants                        (32,938)         (33)             33                              -                  -
 Issuance of stock for oil and gas
  Properties                              20,400           20         220,980                              -            221,000
  Conversion of notes payable            193,000          193         133,835                              -            134,028
 Issuance of common stock in
  lieu of current liability               50,000           50          87,450                              -             87,500
 Issuance of common stock for
  consulting services                    353,000          353         900,647         (279,359)            -            621,641
 Rounding                                     56            1               3                              -                  4
 Net loss                                      -            -               -                     (1,748,299)        (1,748,299)
                                  ---------------------------------------------------------------------------------------------

BALANCES, October 31, 1998             4,653,918        4,654       5,296,325         (279,359)   (3,195,016)         1,826,604
 Issuance of common stock
  For consulting services
  previously earned                            -            -               -          279,359)            -            279,359
 Issuance of common stock
  For consulting services                300,000          300         149,700                              -            150,000
 Conversion of note payable
  into common stock                      278,004          278          77,077                              -             77,355
 Issuance of common stock
  For consulting services                  9,400            9           4,515                              -              4,524
 Issuance of common stock
  to Gulfport Oil & Gas                6,000,000        6,000         594,000                              -            600,000
 Issuance of common stock
  For oil and gas properties          15,000,000       15,000       2,985,000                              -          3,000,000
 Issuance of common stock
  For oil and gas properties           8,598,482        8,598       6,965,642                              -          6,974,239
 Issuance of common stock
  in lieu of current liability           100,000          100          24,870                              -             24,970
 Rounding                                      -            1               -                              -                  2
 Net loss                                      -            -               -                     (1,150,467)        (1,150,467)
                                  ----------------------------------------------------------------------------------------------

BALANCES, October 31, 1999            34,939,804       34,940      16,097,129                     (4,345,483)        11,786,586
Rounding                                                    1                                             (1)                (1)
Net Loss                                                                                                            (12,384,212)

Balances
October 31, 2000                      34,939,804       34,940      16,097,129                   ($16,729,696)         ($597,627)

      See accompanying notes to these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended October 31

                                                                           2000            1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $(12,384,212)   $ (1,150,467)    $(1,748,299)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depletion, depreciation, amortization and provision for
    Impairment                                                              29,676          74,719         157,762
Loss of oil and gas leases                                              12,059,662                          93,296
Loss of Indemnification fund                                                50,000
Issuance of stock for compensation                                                         331,558         621,641
Changes in operating assets and liabilities:
Accounts receivable                                                                        119,430         131,903
Income tax receivable                                                                                       70,831
Other current assets                                                                                           342
Accounts payable                                                              (282)        (22,044)         97,350
Other current liabilities                                                    2,813         (37,535)       (161,925)
Accrued interest                                                            61,385
Other, net                                                                                  12,062          (5,356)
Net cash used in operating activities                                     (180,958)       (672,277)       (742,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deletions to fixed assets                                                                  (16,797)
Purchase of oil and gas property                                          (500,000)     (9,983,532)        647,649
Net cash provided by (used in) investing activities                       (500,000)    (10,000,329)        647,649

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes                                                        538,200
Payment of stockholder notes                                                              (157,055)        109,028
Sales of common stock                                                                   10,806,049
Net cash provided by financing activities                                  538,200      10,648,994         109,028

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                         (142,758)        (23,612)         14,222
CASH AND CASH EQUIVALENTS, beginning of period                             143,493         167,105         152,883

CASH AND CASH EQUIVALENTS, end of period                              $        735    $    143,493     $   167,105

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2000 and 1999



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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Depletion expense per mcf equivalent was $.64 for the year ended October 31, 2000 and $.64 for the year ended October 31, 1999.

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

NOTES TO FINANCIAL STATEMENTS
October 31, 2000 and 1999



NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

The Company's financial statements are based on a number of significant estimates including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. The Company's reserve estimates are determined by an independent petroleum engineering firm. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and reserves associated with non-producing properties are more imprecise than those for producing properties with long production histories. At October 31, 1999, approximately 83% of the Company's oil and gas reserves were attributable to non-producing properties. The company owned no oil and gas properties at October 31, 2000. Accordingly, the Company's estimates are expected to change as future information becomes available.

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

Concentrations of Credit Risk - Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of oil and gas receivables. Substantially all of the Company's receivables were due from the sale of oil and gas arising from production on properties located in Texas and Louisiana. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed at October 31, 1999. There were no receivables at October 31, 2000.

At times, the Company maintains deposits in banks which exceed the amount of federal deposit insurance available. Management believes the possibility of loss on these deposits is minimal.

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
October 31, 2000 and 1999

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net (loss) of $(12,384,212) and negative cash flow from operations of $(180,958) for the year ended October 31, 2000 and had an accumulated (deficit) of $(16,729,696) at that date, which raises substantial doubt about its ability to continue as a going concern.

The Company has targeted several acquisition opportunities and is aggressively seeking financial sources to assist with the financing.

NOTE C - ACCOUNTS RECEIVABLE

There were no receivables at October 31, 2000 and 1999.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at October 31, consisted of the following:

                                                       2000           1999
                                                       ----           ----
Oil and gas properties                              $    -0--   $ 12,410,755
Other property and equipment                          142,504        142,504
                                                      -------       --------

                                                      142,504     12,553,259

Less accumulated depletion, depreciation,
   amortization and provision for impairment         (123,848)      (946,387)
                                                     --------    -----------

                                                    $  18,656   $ 11,606,872
                                                    =========    ===========

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2000 and 1999

NOTE E - OTHER ASSETS

Other non-current assets at October 31, 1999 consisted primarily of an indemnification fund of $50,000. The indemnity fund, was set up for the benefit of the liquidating agent for Prospector in accordance with the Joint Venture Dispute Resolution Agreement for a period not to exceed four years. Upon expiration of the four-year period, any remaining funds were to be returned to the Company. After exhausting options to collect the funds, the indemnification fund was determined to be uncollectible during the year ended October 31, 2000.

NOTE F - NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders at October 31, 1998 included an unsecured note payable to a stockholder and his affiliates of $77,285. The note was non-interest bearing (imputed at 8%) and payable at 7% of net proceeds of future offerings received through March 1999. The note automatically converted into the Company's common stock during the year ended October 31, 1999.

Notes payable to stockholders at October 31, 1998 also included an unsecured note payable to a company affiliated with a stockholder of the Company in the amount of $79,770. The note was interest bearing at 8% and payable in quarterly installments. To the extent that the interest is paid at each quarter end, the due date was automatically extended until March 12, 1999. The note was settled by Arxa with payment of $54,800 and issuance of 100,000 shares of restricted stock to Duke Resources Corp.

NOTE G - INCOME TAXES

The Company had net operating loss carryforwards (NOL's) for income tax reporting purposes of approximately $14,859,055 at October 31, 2000. If not utilized, these NOL's will begin expiring in 2019.

NOTE H - COMMITMENTS AND CONTINGENCIES

Commitments - In August 1998, the Company signed a non-cancelable operating lease agreement that provides for monthly payments ranging from $7,524 to $8,495 for 60 months. The Company canceled the lease during the year ended October 31, 1999 and has retained an attorney to represent the Company. On October 15, 1999, Radler Enterprises Texas, Inc. filed suit against the Company for actual damages for the unpaid lease payments for the term of the lease of approximately $390,275 plus attorney fees and court costs.

The Company had agreements with various consultants to provide legal, accounting, and financial advisory services to the Company. The agreements expired between March 1999 and June 1999 and required the Company to pay a maximum of $7,160 and a minimum of $4,160 per month.

On June 10, 1998 the Company filed suit against a former employee, Kenneth Koepke. Mr. Koepke was formerly Vice President of Corporate Communications. He allegedly misused his office in an effort to supplant Mr. Ford (President and CEO) by attempting to discredit Mr. Ford with the Board of Directors. His employment was then terminated. Following the termination, Mr. Koepke continued his efforts by contacting shareholders. Among other relief, the Company sought to enjoin Mr. Koepke from contacting

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
October 31, 2000 and 1999



NOTE H - COMMITMENTS AND CONTINGENCIES - continued

shareholders. Mr. Koepke filed a counter claim, seeking damages for defamation of character and wrongful termination. In addition, Mr. Koepke has filed a third party complaint against Mr. Ford personally, seeking damages for defamation of character. The case was settled during the year ended October 31, 1999.

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

The warrants are exercisable at $2.00 (pre-split) $10.00 (post-split) per share. These warrants expired without being exercised on August 9, 2000.

On August 21, 1998, the Company issued 57,700 warrants to certain Arxa shareholders to purchase the Company's common stock at $1.25. These warrants expired on August 31, 2000, without being exercised.

Prior to the merger transaction with Phoenix, the Company issued 405,000 warrants to purchase the Company's common stock at $10.00. These warrants expired on August 9, 2000 without being exercised.

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2000 and 1999

NOTE J - STOCKHOLDERS' EQUITY - continued

In addition, Phoenix granted options to employees and directors to acquire 147,753 shares of Phoenix's common stock and an option to an individual to acquire 6,146 shares of its common stock. The options, which expire on September 11, 2007, have an exercise price of $12.50 per share. The options issued to employees to acquire 110,877 shares of Phoenix's common stock are exercisable in equal amounts on September 12, 1998, 1999 and 2000. The options issued to directors, and to the individual mentioned above, are currently exercisable. These options were not converted to options to acquire common stock of the Company.

The Company issued stock to consultants during the year ended October 31, 1999 in exchange for their consulting services. The value of their services was $154,524. They were issued 309,400 shares of Company common stock.

Gulfport Oil and Gas, Inc. received 23,598,482 shares of common stock in exchange for oil and gas leases in Pelahatchie valued at $9,974,240 based on an independent appraisors report. These leases expired during the year ended October 31, 2000 due to non-performance.

NOTE K - STOCK OPTION PLAN

The Company has a stock option plan under which options to purchase a maximum of 200,000 shares of common stock may be issued to employees, consultants and non-employee directors of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended, as well as options that do not so qualify. As of October 31, 2000, no options had been granted under the Plan.

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

On July 27, 1998 the Company authorized the issuance of warrants to management and non-employee directors to purchase 1,000,000 shares of common stock at $.25 per share. 50% of the warrants are to be exercisable when the Company's stock price reaches $6.25 per share, 25% when the price reaches $7.50 per share, and 25% when the stock price reaches $8.75 per share. Should the Company declare a stock dividend the number of shares will go up and the prices will go down proportionately. These warrants have not been issued as of October 31, 2000. The pro forma effect of the 1,000,000 shares is shown below in this footnote.

In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to

In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2000 and 1999



NOTE K - STOCK OPTION PLAN - continued

employees based on fair value. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS 123.

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

Had compensation expense for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                              1999            1999
                                              ----            ----
Net loss-as reported                    $  (12,384,212)   $  (1,150,467)
Net loss-Pro forma                      $  (14,166,612)   $  (2,932,867)

Net loss per common share-as reported   $        (0.35)   $       (0.06)
Net loss per common share-Pro forma     $        (0.41)   $       (0.15)




The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 8%; volatility of 198%, no assumed dividend yield; and expected life of one year.

                 ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           October 31, 2000 and 1999

NOTE L - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                    2000            1999
                                                                    ----            ----
Cash paid during the year for:

       Interest paid                                             $        -     $    3,146


Non-cash investing and financing activities:

  Issuance of stock for oil and gas properties, net of deferred
      Taxes                                                      $        -     $9,974,240
  Conversion of stockholder notes and accrued interest into
      common stock                                               $        -     $  157,055

  Issuance of stock for suit settlement                          $        -     $ (102,325)

NOTE M - SUBSEQUENT EVENT

Effective December 1, 2000, the company changed its' name to King Resources, Inc.

                                 SUPPLEMENTARY

                                  INFORMATION

           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION


Board of Directors

ARXA International Energy, Inc.
Houston, Texas

Our report on our audits of the basic financial statements of ARXA International, Inc. and subsidiary for October 31, 2000 and 1999 appears on page
1. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements on pages 15 through 17 are presented for purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements and, accordingly, we express no opinion on it.

/s/ Gene Gibbons
-------------------------
Gibbons, Hall, L.L.C.
January 15, 2001

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

SUPPLEMENTAL OIL AND GAS PROPERTIES AND
RELATED RESERVES DATA (Unaudited)
October 31, 2000 and 1999

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED):
An analysis of the capitalized oil and gas property costs and related accumulated depletion, depreciation and amortization is as follows:

                                                                2000            1999
                                                                ----            ----
Proved oil and gas properties                               $          -    $12,410,755

Less accumulated depletion, depreciation, amortization and
     provision for impairment                                          -       (848,629)

Net capitalized costs                                       $          -    $11,562,126

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES (UNAUDITED):

The following costs were incurred in oil and gas activities as follows:

                                                                2000            1999
                                                                ----            ----
Acquisition of proved and unproved properties
     during the year ended October 31, 1999                            -    $ 9,974,240

Exploration or development costs during the
     year ended October 31, 1999                                       -    $   221,888

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

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

SUPPLEMENTAL OIL AND GAS PROPERTIES AND
RELATED RESERVES DATA (Unaudited)
October 31, 2000 and 1999


PROVED DEVELOPED AND UNDEVELOPED RESERVES (UNAUDITED):

                                                                     Oil (BBLS)      Gas (MMCF)
PROVED RESERVES, October 31, 1998                                    21,364                2,605

Production 8                                                           (768)                 (47)
Purchase of Minerals in place (matches Reserve Report prepared
November 1, 1999)                                                 2,415,015                4,830

PROVED RESERVES, October 31, 1999                                 2,435,611                7,388

Production                                                              (68)                  (4)
Loss of oil & gas lease                                          (2,435,543)              (7,384)

PROVED RESERVES, October 31, 2000                                         -                    -
                                                                 ==========           ==========

DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves are as follows:

                                                                1999                     1998
                                                                ----                     ----
Future cash inflows                                         $           -0-          $63,297,548
Future production costs                                                               (6,640,909)
Future development costs                                                              (4,946,300)
Future income taxes                                                                   (4,273,011)
                                                                                      47,437,328

Less 10% annual discount for estimated
     timing of cash flows                                                            (25,450,738)

Standardized measure of discounted future net
     cash flows                                             $           -0-          $21,986,590

The Reserve Report was prepared for Pelahatchie property only.

ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY

SUPPLEMENTAL OIL AND GAS PROPERTIES AND
RELATED RESERVES DATA (Unaudited)
October 31, 2000 and 1999

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

The principal changes in the standardized measure of discounted future net cash flows are as follows:


BALANCE, October 31, 1998                                   2,169,517
Purchase of reserve                                        24,010,922
Sales of oil and gas produced, net of production costs       (137,788)
Accretion of discount                                         216,950
Changes in estimated future income taxes                   (4,273,011)

BALANCE, October 31, 1999                                $ 21,986,590

Purchase of reserve                                           500,000
Sales of oil and gas produced, net of production costs        (12,321)
Accretion of discount                                       2,198,659
Loss of oil & gas leases                                  (24,672,928)
Changes in estimated future income taxes                            -

BALANCE, October 31, 2000                                 $         -
                                                         ============

     ARXA INTERNATIONAL ENERGY, INC. & SUBSIDIARY
     FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
     YEARS ENDED OCTOBER 31, 2000 AND 1999


CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statement of ARXA International Energy, Inc. & Subsidiary on Form S-8 of our report dated January 15, 2001, on our audit of the consolidated financial statements and financial statement schedule of ARXA International Energy, Inc. & Subsidiary as of October 31, 2000, and for the year ended October 31, 1999, which report is incorporated by reference in this Annual Report on Form 10-K.



GibbonsHall, L.L.C.


January 15, 2001