Form 10QSB
period 2001-04-30
KING RESOURCES INC
filed 2001-06-19
CIK 774415

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ---------------


                                   FORM 10-QSB
                                ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the quarterly period ended: April 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File Number: 333-52945

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

                                (228) 864-6667
             (Registrant's telephone number, including area code)
                                 -------------

        Securities registered under Section 12(b) of the Exchange Act:

                              Name of Each Exchange
                    Title of Each Class on which Registered

                          Common Stock, $.001 par value
                         OTC / ELECTRONIC BULLETIN BOARD



     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 18, 2001, there were 72,439,804 shares of Common Stock outstanding.

                        KING RESOURCES, INC & SUBSIDIARY
                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED APRIL 30, 2001


Part I - Financial Information                                              Page
------------------------------                                              ----
  Item 1.  Financial Statements

  Consolidated Balance Sheets - April 30, 2001 (unaudited)
   and October 31, 2000....................................................    1

  Consolidated Statements of Operations - For the Three months
   Ended April 30, 2001 (unaudited) and April 30, 2000 (unaudited).........    2

  Consolidated Statement of Stockholders' Equity - For the Three months
   Ended April 30, 2001 (unaudited)........................................    3

  Consolidated Statements of Cash Flows - For the Three months
   Ended April 30, 2001 (unaudited) and April 30, 2000 (unaudited).........    4

  Notes to Unaudited Consolidated Financial Statements..................... 5-11

  Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.......................   12

Part II - Other Information

   Item 1.  Legal Proceedings..............................................   13

     Signatures............................................................   13

KING RESOURCES, INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEET




                                                                 April 30                       April 30
                                                                   2001                           2000

CURRENT ASSETS

  Cash                                                        $         214                  $      4,218

       Total current assets                                             214                         4,218



PROPERTY AND EQUIPMENT, net of accumulated depreciation              13,097                        12,091


OTHER ASSETS
  Organization cost - less amortization of $5,580                        32                        50,734

                                                              $      13,343                  $     12,146

CURRENT LIABILITIES
  Payroll taxes                                               $       3,101                  $     14,635
  Notes payable                                                     500,000                             -
  Accrued interest on notes                                          90,045                             -
  Other current liabilities                                          50,978                        15,000

       Total current liabilities                                    644,124                        29,635



SHAREHOLDERS' (DEFICIT)
  Preferred stock - $1.00 par value; 2,000,000 shares
    authorized; none issued and outstanding
  Common stock - $.001 par value; 100,000,000 shares
    authorized; 34,939,804 shares issued and outstanding             34,940                        34,940
  Additional paid-in capital                                     16,097,129                    16,097,129
  Accumulated (deficit)                                         (16,762,850)                  (16,745,540)

       Total shareholders' (deficit)                               (630,781)                     (613,471)

                                                              $      13,343                  $     16,145





See accompanying notes and accountants' review report

                        KING RESOURCES, INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                           Three months ended
                                                                 April 30,                       April 30,
                                                                   2001                           2000
OIL AND GAS REVENUES                                                      -                              -

COST AND EXPENSES
  Lease Operating Expenses                                                -                          1,800
  Depreciation, amortization                                    $     5,609                          6,825
  General and administrative                                            121                         53,109

       Total cost and expenses                                        5,730                         61,645

(LOSS) FROM OPERATIONS                                               (5,730)                       (61,645)

OTHER INCOME (EXPENSE)
  Interest income                                                         7                              -
  Dividend income                                                     1,229                          2,322
  Interest expense                                                  (28,661)                       (24,818)
                                                                    (27,425)                       (22,496)

NET (LOSS)                                                      $   (33,155)                 $     (84,141)

NET LOSS PER COMMON SHARE
AND COMMON SHARE EQUIVALENT SHARE-BASED
DILUTED                                                         $    (0.001)                 $      (0.0024)

Weighted Average Common and Common Equivalent Shares             34,939,804                     34,939,804



See accompanying notes and accountants' review report

                        KING RESOURCES, INC. & SUBSIDIARY

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
                       Three months ended April 30, 2001


                                                                           Additional
                                              Common Stock                   Paid-In            Accumulated           Shareholders'
                                       Shares             Amount             Capital             (Deficit)              (Deficit)

BALANCES,
October 31, 2000 (deficit)           34,939,804          $   34,940       $16,097,129         $ (16,729,695)           $   (597,626)

NET (LOSS)                                    -                   -                 -               (33,155)                (33,155)

BALANCES,
 April 31, 2001 (deficit)            34,939,804          $   34,940       $16,097,129         $ (16,762,850)           $   (630,781)




See accompanying notes and accountants' review report

                        KING RESOURCES, INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                          Three months ended
                                                                                  April 30,                  April 30,
                                                                                    2001                       2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                                     $     (33,155)            $   (203,104)
Adjustments to reconcile net (loss) to net cash used in
 operating activities:
   Depletion, depreciation, amortization and provision for
     impairment                                                                        5,609                   16,116
Changes in operating assets and liabilities:
  Other current liabilities                                                           27,025                   14,562
  Other long term-liabilities                                                                                  33,151

NET CASH (USED) IN OPERATING ACTIVITIES                                                (521)                 (139,275)

(DECREASE) IN CASH AND CASH EQUIVALENTS                                                (521)                 (139,275)
CASH AND CASH EQUIVALENTS, beginning of period                                          735                   143,493

CASH AND CASH EQUIVALENTS, end of period                                       $        214              $      4,218



See accompanying notes and accountants' review report

Shareholders
King Resources, Inc. & Subsidiary
Gulfport, Mississippi



We have reviewed the accompanying consolidated balance sheet of King Resources, Inc. & Subsidiary (formerly ARXA International Energy, Inc.) as of April 30, 2001 and the related consolidated statements of operations, statement of shareholders' (deficit) and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements are the representation of the management of King Resources, Inc.

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

As discussed in Note B to the consolidated financial statements the Company has a net (loss) of ($33,155) and negative cash flow from operations of ($521) for the three months ended April 30, 2001 and had an accumulated (deficit) of ($16,762,850) at that date, which raises substantial doubt about its ability to continue as a going concern. The Company is currently seeking outside sources of financing to fund its development efforts. Should the Company be unable to access such financing, it will have to materially curtail its development and operating activities. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Gibbons Hall, L.L.C.


/s/ Gene Gibbons

June 14, 2001

KING RESOURCES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2001

NOTE A  - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - ARXA International Energy, Inc. ("ARXA" or "the Company"), was incorporated in Delaware and has engaged in oil and gas exploration and
development in Utah, Louisiana, and Texas.   Effective December 1, 2000, the
company changed its' name to King Resources, Inc. from ARXA International
Energy, Inc.   ARXA USA, Inc., a wholly owned subsidiary, was incorporated in
Delaware. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. There were no capitalized costs at April 30, 2001.

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

                        KING RESOURCES, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2001

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

The Company's financial statements are based on a number of significant estimates including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. The Company's reserve estimates are determined by an independent petroleum engineering firm. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and reserves associated with non-producing properties are more imprecise than those for producing properties with long production histories. The company owned no oil and gas properties at April 30, 2001. Accordingly, the Company's estimates are expected to change as future information becomes available.

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

Concentrations of Credit Risk - Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of oil and gas receivables. Substantially all of the Company's receivables were due from the sale of oil and gas arising from production on properties located in Texas and Louisiana. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed at April 30, 2001. There were no receivables at April 30, 2001.

At times, the Company maintains deposits in banks which exceed the amount of federal deposit insurance available. Management believes the possibility of loss on these deposits is minimal.

                        KING RESOURCES, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2001

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net (loss) of ($33,155) and negative cash flow from operations of ($521) for the six months ended April 30, 2001 and had an accumulated (deficit) of ($16,762,850) at that date, which raises substantial doubt about its ability to continue as a going concern.

The Company has targeted several acquisition opportunities and is aggressively seeking financial sources to assist with the financing.

NOTE C - ACCOUNTS RECEIVABLE

There were no receivables at April 30, 2001.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2001 consists of the following:

Furniture and fixtures                 $  141,754
Equipment                                     750

                                          142,504



Less accumulated depreciation            (129,407)

                                       $   13,097

                        KING RESOURCES, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2001

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

                        KING RESOURCES, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2001



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

KING RESOURCES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2001

NOTE I - STOCK OPTION PLAN - continued

Non-qualified options granted under the plan may not have an exercise price less than 85% of the fair market value of the Company's common stock on the date of grant.

On July 27, 1998 the Company authorized the issuance of warrants to management and non-employee directors to purchase 1,000,000 shares of common stock at $.25 per share. 50% of the warrants are to be exercisable when the Company's stock price reaches $6.25 per share, 25% when the price reaches

$7.50 per share, and 25% when the stock price reaches $8.75 per share. Should the Company declare a stock dividend the number of shares will go up and the prices will go down proportionately. These warrants have not been issued as of April 30, 2001. The pro forma effect of the 1,000,000 shares is shown below in this footnote.

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

Had compensation expense for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

Net loss-as reported                         (33,155)
Net loss-Pro forma                        (1,815,555)

Net loss per common share-as reported   $   (0.000949)
Net loss per common share-Pro forma     $    (0.0500)


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 8%; volatility of 198%, no assumed dividend yield; and expected life of one year.


NOTE J - SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid no interest during the three months ended April 30, 2001.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

A.   RESULTS OF OPERATIONS

Oil and gas revenues for the three months ended April 30, 2001 were $-0-, which is no change from the $-0- for the three months ended April 30, 2000 and is primarily attributed to the slow down of production. Lease operating expense decreased from $1,800 for the three months ended April 30, 2000 to $-0- for the three months ended April 30, 2001, a decrease of $1,800. The decrease is primarily due to the cessation of production activity. General and administrative costs decreased from $53,109 for the three months ended April 30, 2000 to $121 for the three months ended April 30, 2001. The decrease of $52,988, primarily consists of a decrease in payroll and office overhead expenses.


B.   LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operating activities was a negative $521 for the three months ended April 30, 2001 as compared to a negative of $139,275 for the three months ended April 30, 2000.

At April 30, 2001, the Company's current assets of $214 were exceeded by current liabilities of $644,124 by $643,910. The Company had a net loss of $33,155 and negative cash flow from operations of $521 for the quarterly period ended April 30, 2001 and had an accumulated deficit of $16,762,850 at that date, which raises substantial doubt about the Company's ability to continue as a going concern. The Company is continuing to target several acquisition opportunities and is aggressively seeking financial sources to assist with the financing.

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

1. On October 15, 1999, Radler Enterprises Texas, Inc., filed suit against ARXA now King and Craig Ford in the 55th Judicial District for the District Court of Harris County, State of Texas. The lawsuit was on a Lease Agreement executed on August 19, 1998 by Craig Ford as President of ARXA. The Lease Agreement was not approved by the Board of Directors of ARXA. The Plaintiff Radler Enterprises Texas, Inc. is suing for actual damages for the unpaid lease payments for the term of the lease of approximately $390,275 plus attorney fees and court costs. The plaintiff Radler on July 10, 2000, amended its complaint to add as additional defendants, Norris R. Harris and Jack R. Durland, Jr., and requested damages in the same amount as sought against ARXA and Ford. On or about January 18, 2001, the attorneys for King, Mr. Harris, and Mr. Durland entered into a Agreed Interlocutory Judgment against King in the amount of $290,000.00 plus interest thereon at the rate of 10 percent (10%) per annum, and judgment against the defendants Norris R. Harris and Jack R. Durland, Jr., jointly and severely, in the amount of $40,000.00 plus interest thereon at the rate of ten percent (10%) per annum. As of June 18, 2001, Mr. Durland and Mr. Harris have paid $10,000.00 on this judgment. The balance of $30,000.00 is to be paid quarterly.

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

                               KING RESOURCES, INC
                                  (Registrant)

                           Date: 6-18-01       Norris R. Harris

                                               /s/  Norris R. Harris
                                               -------------------------
                                               President


                          Date: 6-18-01        Jack R. Durland, Jr.

                                               /s/  Jack R. Durland, Jr.
                                               -------------------------
                                               Vice President  and CFO


THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM APRIL 30, 2001 FORM 10-QSB FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.