Form 10QSB/A
period 2001-04-30
KING RESOURCES INC
filed 2001-06-20
CIK 774415

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ---------------


                                  FORM 10-QSB/A
                                ---------------

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

                        KING RESOURCES, INC & SUBSIDIARY
                             INDEX TO FORM 10-QSB/A
                    FOR THE QUARTER ENDED APRIL 30, 2001


Part I - Financial Information                                              Page
------------------------------                                              ----
  Item 1.  Financial Statements

  Consolidated Balance Sheets - April 30, 2001 (unaudited)
   and October 31, 2000....................................................    3

  Consolidated Statements of Operations - For the Three months
   Ended April 30, 2001 (unaudited) and April 30, 2000 (unaudited).........    4

  Consolidated Statement of Stockholders' Equity - For the Three months
   Ended April 30, 2001 (unaudited)........................................    4

  Consolidated Statements of Cash Flows - For the Three months
   Ended April 30, 2001 (unaudited) and April 30, 2000 (unaudited).........    5

  Notes to Unaudited Consolidated Financial Statements..................... 7-12

  Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.......................   12

Part II - Other Information

   Item 1.  Legal Proceedings..............................................   13

     Signatures............................................................   14

                       KING RESOURCES, INC. & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET


                                                                 April 30                       April 30
                                                                   2001                           2000
CURRENT ASSETS

  Cash                                                        $         214                  $      4,218

       Total current assets                                             214                         4,218



PROPERTY AND EQUIPMENT, net of accumulated depreciation              13,097                        12,091


OTHER ASSETS
  Organization cost - less amortization of $5,580                        32                        50,734

                                                              $      13,343                  $     12,146

CURRENT LIABILITIES
  Payroll taxes                                               $       3,101                  $     14,635
  Notes payable                                                     500,000                             -
  Accrued interest on notes                                          90,045                             -
  Other current liabilities                                          50,978                        15,000

       Total current liabilities                                    644,124                        29,635



SHAREHOLDERS' (DEFICIT)
  Preferred stock - $1.00 par value; 2,000,000 shares
    authorized; none issued and outstanding
  Common stock - $.001 par value; 100,000,000 shares
    authorized; 34,939,804 shares issued and outstanding             34,940                        34,940
  Additional paid-in capital                                     16,097,129                    16,097,129
  Accumulated (deficit)                                         (16,762,850)                  (16,745,540)

       Total shareholders' (deficit)                               (630,781)                     (613,471)

                                                              $      13,343                  $     16,145





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

NOTE H - STOCKHOLDERS' (DEFICIT) - continued


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

1. On October 15, 1999, Radler Enterprises Texas, Inc., filed suit against ARXA now King and Craig Ford in the 55th Judicial District for the District Court of Harris County, State of Texas. The lawsuit was on a Lease Agreement executed on August 19, 1998 by Craig Ford as President of ARXA. The Lease Agreement was not approved by the Board of Directors of ARXA. The Plaintiff, Radler Enterprises Texas, Inc., is suing for actual damages for the unpaid lease payments for the term of the lease of approximately $390,275 plus attorney fees and court costs. On July 10, 2000, Radler amended its complaint to add as additional defendants, Norris R. Harris and Jack R. Durland, Jr., and requested damages in the same amount as sought against ARXA and Ford. On or about January 18, 2001, the attorneys for King, Mr. Harris, and Mr. Durland entered into a Agreed Interlocutory Judgment against King in the amount of $290,000.00 plus interest thereon at the rate of 10 percent (10%) per annum, and judgment against the defendants Norris R. Harris and Jack R. Durland, Jr., jointly and severely, in the amount of $40,000.00 plus interest thereon at the rate of ten percent (10%) per annum. As of June 18, 2001, Mr. Durland and Mr. Harris have paid $10,000.00 on this judgment. The balance of $30,000.00 is to be paid quarterly.

2. Coastal Oil & Gas Corporation filed suit against ARXA in the 33rd Judicial District for the District of Harris County, State of Texas, and obtained a judgment in the amount of $14,028.01 plus attorney fees and costs in approximately June of 2000. ARXA is in the process of attempting a settlement of this lawsuit and judgment.

3. On March 9, 2001, Kenneth A. Hubbard, Lynn R. Hubbard, and Mark Trivette filed suit in Case No. 1:01CV94GR in the United States District Court for the Southern District of Mississippi, Southern Division, against the following named parties: King Resources, Inc., Gulfport Oil & Gas, Inc., Norris R. Harris, and Jack R. Durland, Jr. The plaintiffs are suing for damages on promissory notes against the Defendants for $500,000.00 plus interest, attorney fees, and court costs. King has filed its answer admitting that the promissory notes of plaintiffs are unpaid as to principal and accrued interest. King, Gulfport, Mr. Harris, and Mr. Durland have filed a counterclaim against plaintiffs for damages in excess of $1,000,000.00. King, Gulfport, Mr. Harris, and Mr. Durland are vigorously defending this case. This case will not be set for trial until April, 2002.

                               KING RESOURCES, INC
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               KING RESOURCES, INC
                                  (Registrant)

                           Date: 6-19-01            Norris R. Harris

                                               /s/  Norris R. Harris
                                               -------------------------
                                               President


                          Date: 6-19-01             Jack R. Durland, Jr.

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