Form 10QSB
period 2001-07-31
KING RESOURCES INC
filed 2001-10-16
CIK 774415

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ---------------


                                  FORM 10-QSB/A
                                ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the quarterly period ended: July 31, 2001


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



     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 2, 2001, there were 34,939,804 shares of Common Stock outstanding.

                        KING RESOURCES, INC & SUBSIDIARY
                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED JULY 31, 2001


Part I - Financial Information                                            Page
------------------------------                                            ----
  Item 1.  Financial Statements

  Consolidated Balance Sheets - July 31, 2001 (unaudited)
   and July 31, 2000....   ..............................................    3

  Consolidated Statements of Operations - For the Three months
   Ended July 31, 2001 (unaudited) and July 31, 2000 (unaudited).........    4

  Consolidated Statement of Stockholders' Equity - For the Three months
   Ended July 31, 2001 (unaudited).......................................    4

  Consolidated Statements of Cash Flows - For the Three months
   Ended July 31, 2001 (unaudited) and July 31, 2000 (unaudited).........    5

  Notes to Unaudited Consolidated Financial Statements................... 7-12

  Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.....................   12

Part II - Other Information

   Item 1.  Legal Proceedings............................................   13

     Signatures..........................................................   14

                       KING RESOURCES, INC. & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET



                                                                July 31         July 31
                                                                  2001            2000
                                                                  ----            ----
CURRENT ASSETS

  Cash ...................................................   $        216    $        760

       Total current assets ..............................            216             760



PROPERTY AND EQUIPMENT, net of accumulated depreciation ..         10,362      12,084,772


OTHER ASSETS
  Indemnification Fund ...................................         50,000
  Organization cost - less amortization of $5,160 ........            453
                                                                             ------------
                                                                                   50,453

                                                             $     10,578    $ 12,135,985

CURRENT LIABILITIES
  Payroll taxes ..........................................   $      3,101    $     16,314
  Notes payable ..........................................        500,000         500,000
  Accrued interest on notes ..............................        106,096          47,581
  Accounts payable .......................................         21,079            --
  Related parties payable ................................         36,950            --
  Other current liabilities ..............................         14,028          32,000
  Judgment payable .......................................        290,000            --

       Total current liabilities .........................        971,254         595,895



SHAREHOLDERS' (DEFICIT)
  Preferred stock - $1.00 par value; 2,000,000 shares
    authorized; none issued and outstanding
  Common stock - $.001 par value; 100,000,000 shares
    authorized; 34,939,804 shares issued and outstanding .         34,940          34,940
  Additional paid-in capital .............................     16,097,129      16,097,129
  Accumulated (deficit) ..................................    (17,092,745)     (4,591,979)

       Total shareholders' equity/(deficit) ..............       (960,676)     11,540,090

                                                             $     10,578    $ 12,135,985


See accompanying notes and accountants' review report

                       KING RESOURCES, INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                          Three months ended
                                                         July 31,     July 31,
                                                          2001          2000
                                                          ----          ----
OIL AND GAS REVENUES ...............................   $    --         12,321

COST AND EXPENSES
  Lease Operating Expenses .........................   $    --          8,686
  Depreciation, amortization .......................       8,376       22,942
  General and administrative .......................      21,201      183,325
  Rent - judgment for vacating lease premises prior
     to lease termination ..........................     290,000         --

       Total cost and expenses .....................     319,577      214,953

(LOSS) FROM OPERATIONS .............................    (319,577)    (202,632)

OTHER INCOME (EXPENSE)
  Interest income ..................................       1,229            1
  Dividend income ..................................          10        3,716
  Interest expense .................................     (44,712)     (47,581)

                                                         (43,473)     (43,864)

NET (LOSS) .........................................  $ (363,050)   $(246,496)

NET LOSS PER COMMON SHARE
AND COMMON SHARE EQUIVALENT SHARE-BASED
DILUTED ............................................   $   (0.01)   $  (0.007)

Weighted Average Common and Common Equivalent Shares  34,939,804   34,939,804



See accompanying notes and accountants' review report




KING RESOURCES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
Three months ended July 31, 2001


                                                                           Additional
                                              Common Stock                   Paid-In            Accumulated           Shareholders'
                                       Shares             Amount             Capital             (Deficit)              (Deficit)
                                       ------             ------             -------             ---------              ---------
BALANCES,
October 31, 2000 (deficit)           34,939,804          $   34,940       $16,097,129         $ (16,729,695)           $   (597,626)

NET (LOSS)                                    -                   -                 -              (363,050)               (363,050)

BALANCES,
 July 31, 2001 (deficit)             34,939,804          $   34,940       $16,097,129         $ (17,092,745)           $   (960,676)

See accompanying notes and accountants' review report

                       KING RESOURCES, INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                     Three months ended
                                                                  July 31,            July 31,
                                                                   2001                2000
                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                    $    (363,050)     $   (246,496)
Adjustments to reconcile net (loss) to net cash used in
 operating activities:
   Depletion, depreciation, amortization and provision for
     impairment                                                       8,376            22,942
Changes in operating assets and liabilities:
  Other current liabilities                                         354,155            33,240
  Other long term-liabilities                                                          47,581

NET CASH (USED) IN OPERATING ACTIVITIES                                (519)         (142,733)

(DECREASE) IN CASH AND CASH EQUIVALENTS                                (519)         (142,733)
CASH AND CASH EQUIVALENTS, beginning of period                          735           143,493

CASH AND CASH EQUIVALENTS, end of period                      $         216       $       760



See accompanying notes and accountants' review report

Shareholders
King Resources, Inc. & Subsidiary
Gulfport, Mississippi



We have reviewed the accompanying consolidated balance sheet of King Resources, Inc. & Subsidiary (formerly ARXA International Energy, Inc.) as of July 31, 2001 and the related consolidated statements of operations, statement of shareholders' (deficit) and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements are the representation of the management of King Resources, Inc.

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

As discussed in Note B to the consolidated financial statements the Company has a net (loss) of ($363,050) and negative cash flow from operations of ($519) for the three months ended July 31, 2001 and had an accumulated (deficit) of ($17,092,745) at that date, which raises substantial doubt about its ability to continue as a going concern. The Company is currently seeking outside sources of financing to fund its development efforts. Should the Company be unable to access such financing, it will have to materially curtail its development and operating activities. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Gibbons Hall, L.L.C.


/s/ Gene Gibbons

October 2, 2001

                       KING RESOURCES, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 2001


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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. There were no capitalized costs at July 31, 2001.

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

The Company's financial statements are based on a number of significant estimates including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. The Company's reserve estimates are determined by an independent petroleum engineering firm. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and reserves associated with non-producing properties are more imprecise than those for producing properties with long production histories. The company owned no oil and gas properties at July 31, 2001. Accordingly, the Company's estimates are expected to change as future information becomes available.

KING RESOURCES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2001


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued



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

Concentrations of Credit Risk - Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of oil and gas receivables. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed at July 31, 2001. There were no receivables at July 31, 2001.

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



NOTE B - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net (loss) of $(363,050) and negative cash flow from operations of $(519) for the nine months ended July 31, 2001 and had an accumulated (deficit) of $(17,092,745) at that date, which raises substantial doubt about its ability to continue as a going concern.

                       KING RESOURCES, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 2001


NOTE B - GOING CONCERN - continued



The Company has targeted several acquisition opportunities and is aggressively seeking financial sources to assist with the financing.



NOTE C - ACCOUNTS RECEIVABLE

There were no receivables at July 31, 2001.



NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2001 consists of the following:

            Furniture and fixtures                    $141,754

            Equipment                                      750
                                                           ---
                                                       142,504

            Less accumulated depreciation             (132,142)
                                                      ---------
                                                      $ 10,362


NOTE E - NOTES PAYABLE

On December 01, 1999, the Company executed a Promissory Note in the amount of $200,000 together with interest at 10% per annum on the unpaid balance to Mark Trivette and a Promissory Note of $300,000 to Kenneth A. and Lynn R. Hubbard together with interest at the rate of 10% per annum on the unpaid balance. These notes matured on September 1, 2000, but have not been satisfied. The Company is continuing to accrue interest on these notes. See Note I.



NOTE F - RELATED PARTIES

The Company owes $36,950 to companies owned by two officers of King Resources, Inc. These amounts were advanced to the Company for operating expenses.

                       KING RESOURCES, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 2001


NOTE G - INCOME TAXES

The Company had net operating loss carryforwards (NOL's) for income tax reporting purposes of approximately $14,859,055 at October 31, 2000. If not utilized, these NOL's will begin expiring in 2019.



NOTE H - JUDGEMENT PAYABLE

In August 1998, the Company signed a non-cancelable operating lease agreement that provides for monthly payments ranging from $7,524 to $8,495 for 60 months. The Company canceled the lease during the year ended October 31, 1999 and retained an attorney to represent the Company. On October 15, 1999, Radler Enterprises Texas, Inc. filed suit against the Company for actual damages for the unpaid lease payments. On January 18, 2001 the Company settled with Radler Enterprises Texas, Inc. for $290,000 plus interest at the rate of 10 percent per annum. These amounts have been recorded on the books.



NOTE I - COMMITMENTS AND CONTINGENCIES

On March 9, 2001, Kenneth A. Hubbard, Lynn R. Hubbard and Mark Trivette filed suit against King Resources, Inc. The plaintiffs are suing for damages on promissory notes against the defendants for $500,000 plus interest, attorney fees and court costs. King Resources, Inc. is vigorously defending this case. See note E.

King Resources, Inc. has filed its answer admitting that the promissory notes of plaintiffs are unpaid as to principal and accrued interest, King Resources, Inc. has filed a counteraction against plaintiffs for damages in excess of $1,000,000.

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

                       KING RESOURCES, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 2001


NOTE J - STOCKHOLDERS' (DEFICIT)

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

Options issued to employees to acquire 110,877 shares of Phoenix's common stock were exercisable in equal amounts on September 12, 1998, 1999 and 2000. These options expired without being exercises.



NOTE K - STOCK OPTION PLAN

The Company has a stock option plan under which options to purchase a maximum of 200,000 shares of common stock may be issued to employees, consultants and non-employee directors of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended, as well as options that do not so qualify. As of July 31, 2001, no options had been granted under the Plan.

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

                       KING RESOURCES, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 2001


NOTE K - STOCK OPTION PLAN - continued



On July 27, 1998 the Company authorized the issuance of warrants to management and non-employee directors to purchase 1,000,000 shares of common stock at $.25 per share. 50% of the warrants are to be exercisable when the Company's stock price reaches $6.25 per share, 25% when the price reaches $7.50 per share, and 25% when the stock price reaches $8.75 per share. Should the Company declare a stock dividend the number of shares will go up and the prices will go down proportionately. These warrants have not been issued as of July 31, 2001. The pro forma effect of the 1,000,000 shares is shown below in this footnote.

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

Had compensation expense for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:




Net loss-as reported                       $363,050

Net loss-Pro forma                       (2,145,450)

Net loss per common share-as reported      (.010391)
Net loss per common share-Pro forma        (.061404)


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 8%; volatility of 198%, no assumed dividend yield; and expected life of one year.

                       KING RESOURCES, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 2001


NOTE L - SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid no interest during the nine months ended July 31, 2001.




          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

A.   RESULTS OF OPERATIONS

Oil and gas revenues for the three months ended July 31, 2001 were $-0-, which is $12,321 less than the oil and gas revenues for the three months ended July 31, 2000 and is primarily attributed to the slow down of production. Lease operating expense decreased from $8,686 for the three months ended July 31, 2000 to $-0- for the three months ended July 31, 2001, a decrease of $8,686. The decrease is primarily due to the cessation of production activity. General and administrative costs decreased from $183,325 for the three months ended July 31, 2000 to $21,201 for the three months ended April 30, 2001. The decrease of $162,124, primarily consists of a decrease in payroll and office overhead expenses.


B.   LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operating activities was a negative $519 for the three months ended July 31, 2001 as compared to a negative of $142,733 for the three months ended July 31, 2000.

At July 31, 2001, the Company's current assets of $216 were exceeded by current liabilities of $971,254 by $971,038. The Company had a net loss of $363,050 and negative cash flow from operations of $519 for the quarterly period ended July 31, 2001 and had an accumulated deficit of $17,092,745 at that date, which raises substantial doubt about the Company's ability to continue as a going concern. The Company is continuing to target several acquisition opportunities and is aggressively seeking financial sources to assist with the financing.

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

                               KING RESOURCES, INC
                                  (Registrant)

                           Date: 10-15-01      /s/ Norris R. Harris
                                               -------------------------
                                                   Norris R. Harris
                                                   President


                          Date: 10-15-01       /s/ Jack R. Durland, Jr.
                                               -------------------------
                                                   Jack R. Durland, Jr.
                                                   Vice President  and CFO


THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM JULY 31, 2001 FORM 10-QSB FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.