Form 10-Q
period 2021-12-31
KING RESOURCES INC
filed 2022-04-26
CIK 774415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            To

Commission File Number 000-56396

KING RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3784149
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 1813, 18/F, Fo Tan Industrial Centre 26-28 Au Pui Wan Street Fo Tan, Hong Kong
(Address of principal executive offices)	(Zip Code)

+ 852 3585 8905
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of April 22, 2022, was 4,807,802,061.

i

INTRODUCTORY COMMENTS

We are not a Hong Kong operating company but a Delaware holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and the British Virgin Islands. Our investors hold shares of common stock in King Resources, Inc., the Delaware holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong operating subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiary are significantly affected by regulations promulgated by Hong Kong and the People’s Republic of China (“the PRC”) authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.” set forth in the Company’s Amendment No. 2 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 21, 2022 (the “Form 10”).

We currently operate in Hong Kong, and we intend to expand distribution of our products into China and other Asia markets as opportunities permit. While we have no current intention of expanding our physical presence or operations into China, we expect to become directly subject to all PRC laws with all risks described herein relating to the PRC to increase if we develop such physical presence or establish operations in China.

King Resources, Inc. and its Hong Kong and British Virgin Island subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. In making this determination, we relied on the legal opinion of Ravenscroft & Schmierer, a copy of which is attached as Exhibit 5 to the Form 10. However, in light of the recent statements and regulatory actions by the PRC government, such as those related to the extension of China’s oversight and control into Hong Kong, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. If our subsidiary or the holding company were required to obtain approvals in the future, or we erroneously conclude that that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be adversely affected, and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with our operations being in Hong Kong and China. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the Data Security Law, and recent statements and regulatory actions by the PRC government such as those related to the use of variable interest entities, data security and anti-monopoly concerns, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong and China, accept foreign investments, or list on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong and future operations in China, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.” set forth in the Form 10.

ii

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong and China as summarized below and in “Risk Factors — Risks Factors Relating to Doing Business in Hong Kong and China.” set forth in the Form 10.

•	There are significant risks associated with our operations being based in Hong Kong. Adverse changes in economic and political policies of the Hong Kong and PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Form 10.
•	We are a holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.” set forth in the Form 10.
•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.” set forth in the Form 10.
•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Form 10.

iii

•	In light of China’s extension of its authority into Hong Kong, we are subject to risks arising from the legal system in Hong Kong and China, including risks and uncertainties regarding the enforcement of laws and that rules and regulations in Hong Kong and China can change quickly with little or no advance notice. There is also the risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong or PRC based issuers, which could result in a material change in our operations and/or the value of our securities. We are currently not required to obtain approval from Chinese authorities (including the CSRC and the CAC) to operate or to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers over time and if our subsidiary or the holding company were required to obtain approvals in the future, or we erroneously conclude that that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be significantly limited or completely hindered, and the value of our common stock (including those we are registering for sale now or in the future) may significantly decline or become worthless, which would materially affect the interest of the investors. To the extent that we expand our operations into China, all of the foregoing risks will become more prominent and directly applicable to us, and significantly adverse policies from the PRC may force us to divest of such Chinese operations or face other risks of forfeiture. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.” set forth in the Form 10.
•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection, especially if we expand operations or physical presence into China. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors - The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.” set forth in the Form 10.
•	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors - Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.
•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

iv

•	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Form 10.
•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors - Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Form 10.
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors - We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Form 10.
•	We are organized under the laws of the State of Delaware as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors - It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.” set forth in the Form 10.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors - Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.

References in this registration statement to the “Company,” “KRFG,” “we,” “us” and “our” refer to King Resources, Inc., a Delaware company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

v

Transfers of Cash to and from Our Subsidiaries

King Resources, Inc. is a Delaware holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our operating subsidiary in Hong Kong, and most of our cash is maintained in Hong Kong Dollars. We may rely on dividends to be paid by our Hong Kong or British Virgin Island subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. If our Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to King Resources, Inc. and King Resources, Inc. has not made any transfers, dividends or distributions to its subsidiaries.

King Resources, Inc. is permitted under Delaware laws to provide funding to our subsidiaries in Hong Kong and the British Virgin Islands through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong and British Virgin Island subsidiaries are also permitted under the laws of Hong Kong and the British Virgin Islands to provide funding to King Resources, Inc. through dividend distributions without restrictions on the amount of the funds. As of the date of this prospectus, there has been no dividends or distributions among the parent company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the parent company and its subsidiaries.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Currently, the treasury function of King Resources, Inc. and its subsidiaries is centralized and operated by the finance department of Powertech Corporation Limited located in Hong Kong under the management of its financial controller. In order to provide a process and guidance on collecting, accounting for, and safeguarding all cash and cash equivalents of King Resources, Inc. and its subsidiaries, we have established a cash management policy that includes procedures on receiving funds, depositing funds, and proper documentation and recording of cash.

Subject to the Delaware General Corporation Law and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Delaware statutory restriction on the amount of funds which may be distributed by us by dividend.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from King Resources, Inc. to our Hong Kong subsidiary or from our Hong Kong subsidiary to King Resources, Inc. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of Hong Kong dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S. investors.

vi

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this prospectus, we do not have any PRC subsidiaries.

The PRC government also imposes controls on the conversion of Renminbi (“RMB”) into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiary to King Resources, Inc. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to our Hong Kong subsidiary will be subject to PRC taxes, including business taxes and VAT. As of the date of this prospectus, we do not have any PRC subsidiaries and our Hong Kong subsidiary has not made any transfers or distributions.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.” set forth in the Form 10.

vii

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No. 2 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 21, 2022.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

viii

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

KING RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2021	March 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$20,945	$42,463
Accounts receivable, related party	39,532	38,587
Accounts receivable	154,107	–
Inventories	3,845	8,424
Prepayments and deposits	14,972	18,018

Total current assets	233,401	107,492

Non-current assets:
Property and equipment	339	–
Intangible assets	17,054	21,352
Right-of-use assets	3,175	31,798

TOTAL ASSETS	$253,969	$160,642

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$10,804	$11,896
Amounts due to related parties	2,015,916	1,799,977
Lease liabilities	3,325	32,705

Total current liabilities	2,030,045	1,844,578

TOTAL LIABILITIES	2,030,045	1,844,578

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.001, 85,000,000 shares authorized, 55,000,000 shares undesignated as of December 31, 2021 and March 31, 2021	–	–
Preferred Stock, Series C, par value $0.001, 30,000,000 shares designated, 30,000,000 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	30,000	30,000
Common stock, par value $0.001, 6,000,000,000 shares authorized, 4,807,802,061 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	4,807,802	4,807,802
Accumulated other comprehensive loss	(10,873)	(13,411)
Accumulated deficit	(6,603,005)	(6,508,327)

Stockholders’ deficit	(1,776,076)	(1,683,936)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$253,969	$160,642

See accompanying notes to condensed consolidated financial statements.

KING RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
	2021	2020	2021	2020

Revenue, net	$192,996	$–	$257,328	$–
Cost of revenue	(184,272)	–	(219,136)	–

Gross profit	8,724	–	38,192	–

Operating expenses:
General and administrative expenses	(41,238)	(22,914)	(89,786)	(57,394)
Research and development expenses	(4,575)	(21,966)	(43,084)	(73,678)
Total operating expenses	(45,813)	(44,880)	(132,870)	(131,072)

Loss from operation	(37,089)	(44,880)	(94,678)	(131,072)

Other income:
Subsidy income	–	1,161	–	4,644
Total other income	–	1,161	–	4,644

LOSS BEFORE INCOME TAXES	(37,089)	(43,719)	(94,678)	(126,428)

Income tax expense	–	–	–	–

NET LOSS	(37,089)	(43,719)	(94,678)	(126,428)

Other comprehensive income (loss):
– Foreign currency adjustment gain (loss)	(239)	(8,264)	2,538	(8,865)

COMPREHENSIVE LOSS	$(37,328)	$(51,983)	$(92,140)	$(135,293)

Net loss per share – Basic and Diluted*
– Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average outstanding shares
– Basic	4,807,802,061	4,807,802,061	4,807,802,061	4,807,802,061
– Diluted#	7,807,802,061	7,807,802,061	7,807,802,061	7,807,802,061

*Less than $0.001

#Subject to the increase in authorized capital

See accompanying notes to the condensed consolidated financial statements.

KING RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine Months ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(94,678)	$(126,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,623	19,089
Amortization	4,298	–
Non-cash lease expenses	1,432	2,562

Change in operating assets and liabilities:
Accounts receivable	(155,391)	–
Prepayments and deposits	3,046	(25,426)
Inventories	4,579	–
Accrued liabilities and other payables	(1,092)	(2,806)
Net cash used in operating activities	(209,183)	(133,009)

Cash flows from investing activities:
Addition of intangible assets	–	(13,164)
Net cash used in investing activities	–	(13,164)

Cash flows from financing activities:
Advances from related parties	215,939	192,723
Payments of lease liabilities	(30,812)	(20,801)
Net cash generated from financing activities	185,127	171,922

Foreign currency translation adjustment	2,538	(8,865)

Net change in cash and cash equivalents	(21,518)	16,884

BEGINNING OF PERIOD	42,463	17,604

END OF PERIOD	$20,945	$34,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to the condensed consolidated financial statements.

KING RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock Series C		Common stock		Accumulated other comprehensive income	Accumulated	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	(loss)	losses	deficit

Balance as of April 1, 2019 (restated) #	30,000,000	$30,000	4,807,802,061	$4,807,802	$323	$(6,164,903)	$(1,326,778)

Foreign currency translation adjustment	–	–	–	–	(18,380)	–	(18,380)
Net loss for the period	–	–	–	–	–	(210,093)	(210,093)

Balance as of March 31, 2020	30,000,000	30,000	4,807,802,061	4,807,802	(18,057)	(6,374,996)	(1,555,251)

Foreign currency translation adjustment	–	–	–	–	(539)	–	(539)
Net loss for the period	–	–	–	–	–	(38,060)	(38,060)

Balance as of June 30, 2020	30,000,000	$30,000	4,807,802,061	$4,807,802	$(18,596)	$(6,413,056)	$(1,593,850)

Foreign currency translation adjustment	–	–	–	–	(62)	–	(62)
Net loss for the period	–	–	–	–	–	(44,649)	(44,649)

Balance as of September 30, 2020	30,000,000	$30,000	4,807,802,061	$4,807,802	$(18,658)	$(6,457,705)	$(1,638,561)

Foreign currency translation adjustment	–	–	–	–	(8,264)	–	(8,264)
Net loss for the period	–	–	–	–	–	(43,719)	(43,719)

Balance as of December 31, 2020	30,000,000	$30,000	4,807,802,061	$4,807,802	$(26,922)	$(6,501,424)	$(1,690,544)

Balance as of April 1, 2020	30,000,000	$30,000	4,807,802,061	$4,807,802	$(18,057)	$(6,374,996)	$(1,555,251)

Foreign currency translation adjustment	–	–	–	–	4,646	–	4,646
Net loss for the period	–	–	–	–	–	(133,331)	(133,331)

Balance as of March 31, 2021	30,000,000	30,000	4,807,802,061	4,807,802	(13,411)	(6,508,327)	(1,683,936)

Foreign currency translation adjustment	–	–	–	–	(1,991)	–	(1,991)
Net loss for the period	–	–	–	–	–	(51,984)	(51,984)

Balance as of June 30, 2021	30,000,000	30,000	4,807,802,061	4,807,802	(15,402)	(6,560,311)	(1,737,911)

Foreign currency translation adjustment	–	–	–	–	4,768	–	4,768
Net loss for the period	–	–	–	–	–	(5,605)	(5,605)

Balance as of September 30, 2021	30,000,000	$30,000	4,807,802,061	$4,807,802	$(10,634)	$(6,565,916)	$(1,738,748)

Foreign currency translation adjustment	–	–	–	–	(239)	–	(239)
Net loss for the period	–	–	–	–	–	(37,089)	(37,089)

Balance as of December 31, 2021	30,000,000	$30,000	4,807,802,061	$4,807,802	$(10,873)	$(6,603,005)	$(1,776,076)

# retrospectively restated to give effect to the merger

See accompanying notes to the condensed consolidated financial statements.

KING RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both generally accepted accounting principles in the United States (“GAAP”), and the instructions to Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of March 31, 2021 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2022 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements and notes thereto Form 10 for the years ended March 31, 2021 and 2020.

NOTE – 2 ORGANIZATION AND BUSINESS BACKGROUND

King Resources, Inc. (the “Company”) was incorporated in the State of Delaware on September 8, 1995 under the name of ARXA International Energy, Inc. On June 4, 2001, the Company changed its name to King Resources, Inc. Currently, the Company through its subsidiaries, is engaged primarily in the development of smart power supply products in Hong Kong.

On December 15, 2021, the Company consummated the Share Exchange Transaction (the “Share Exchange”) among Powertech Management Limited (“PML”) and its shareholders. The Company acquired all of the issued and outstanding shares of PML from PML’s shareholders, in exchange for 2,835,820,896 shares of the issued and outstanding common stock. Upon completion of the Share Exchange Transaction, PML became a 100%-owned subsidiary of the Company.

Prior to the Share Exchange, the Company was considered as a shell company due to its nominal assets and limited operation. The transaction will be treated as a recapitalization of the Company.

Upon the Share Exchange between the Company and PML on December 15, 2021, the transaction is considered as a merger of entities under common control that Mr. FU Wah is the common director and shareholder of both the Company and PML. Under the guidance in ASC 805 for transactions between entities under common control, the assets, liabilities and results of operations, are recognized at their carrying amounts on the date of the Share Exchange, which required retrospective combination of the Company and PML for all periods presented.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Powertech Management Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

Powertech Corporation Limited	Hong Kong	Provision of information technology services for the education industry	10,000 ordinary shares for HK$10,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

KING RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The condensed consolidated financial statements include the accounts of KRFG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2021 and March 31, 2021, there was no allowance for doubtful accounts.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2021 and March 31, 2021, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

KING RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Property and equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Office equipment	3 years
Furniture and fixtures	3 years
Computer equipment	3 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended December 31, 2021 and 2020 were $20 and $54, respectively.

Depreciation expense for the nine months ended December 31, 2021 and 2020 were $20 and $160, respectively.

•	Website development costs

The Company accounts for its website development costs in accordance with ASC 350-50, Website Development Costs. These costs, if any, are included in intangible assets in the accompanying consolidated financial statements. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated life of five years.

Amortization expense for the three months ended December 31, 2021 and 2020 were $2,162 and $0, respectively.

Amortization expense for the nine months ended December 31, 2021 and 2020 were $4,298 and $0, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

•	Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed consolidated financial statements.

Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

KING RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company’s services revenue is derived from performing the research and development and technology development for the customers under fixed-price contracts. On fixed-price contracts that are expected not more than one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. The Company receives the periodic progress payments.

Costs incurred in connection with the research and development are included in cost of revenue. Product development costs charged to billable projects are recorded as cost of revenue, which consist primarily of costs associated with personnel, supplies and materials.

•	Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the nine months ended December 31, 2021 and 2020, the Company received government subsidies of $0 and $4,644, which are recognized as subsidy income in the condensed consolidated statements of operations.

•	Income taxes

The Company adopted the ASC 740 “Income tax” provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended December 31, 2021 and 2020.

KING RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Period-end HKD:US$ exchange rate	0.1284	0.1290
Period average HKD:US$ exchange rate	0.1287	0.1290

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Leases

The Company adopted Topic 842, “Leases” (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2020 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in Topic 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Lease expense is recognized on a straight-line basis over the lease terms. Lease expense includes amortization of the ROU assets and accretion of the lease liabilities. Amortization of ROU assets is calculated as the periodic lease cost less accretion of the lease liability. The amortized period for ROU assets is limited to the expected lease term.

KING RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company has elected a practical expedient to combine the lease and non-lease components into a single lease component. The Company also elected the short-term lease measurement and recognition exemption and does not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements. For the nine months ended December 31, 2021 and 2020, the Company operates in one reportable operating segment in Hong Kong.

•	Related parties

The Company follows the ASC 850-10, “Related Party” for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

•	Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

KING RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

•	Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, approximate their fair values because of the short maturity of these instruments.

•	Recent accounting pronouncements

In September 2016, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on the condensed consolidated financial statements.

KING RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

On January 1, 2020, the Company adopted ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2018-13, “Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE – 4 GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $6,603,005 as at December 31, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern in the next twelve months is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 5 AMOUNTS DUE TO RELATED PARTIES

As of December 31, 2021 and March 31, 2021, the amount due to related parties represented the temporary advances from the related companies controlled by the shareholder, which were unsecured, interest-free with no fixed term of repayment.

NOTE – 6 LEASE

As of December 31, 2021, the Company entered into one workshop under operating lease with a lease term of 2 years, commencing from February 22, 2020.

Right of use assets and lease liability – right of use are as follows:

	December 31, 2021	March 31, 2021

Right-of-use assets	$3,175	$31,798

The lease liability – right of use is as follows:

	December 31, 2021	March 31, 2021

Current portion	$3,325	$32,705

The weighted average discount rate for the operating lease is 5%.

As of December 31, 2021, the operating lease payment of $3,325 will be matured in the next 12 months.

KING RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE –7 STOCKHOLDERS’ DEFICIT

The Company is authorized to issue two classes of capital stock, up to 6,085,000,000 shares.

The Company is authorized to issue 85,000,000 shares of preferred stock, with a par value of $0.001. The Company has one class of Preferred Stock designated with 50,000,000 shares authorized as Series C Preferred Stock, with a par value of $0.001 per share.

The Company is authorized to issue 6,000,000,000 shares of common stock, with a par value of $0.001.

Preferred Stock Series C

The Company has designated 30,000,000 shares of Preferred Stock Series C. Each one share of Series C Convertible Preferred Stock converts into 100 shares of common stock of the Company at the election of the holder, subject to equitable adjustments.

As of December 31, 2021 and March 31, 2021, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company had 1,971,981,165 shares of common stock, prior to the merger with PML. Subsequently, on December 15, 2021, the Company consummated the Share Exchange Transaction among PML and its shareholders. The Company acquired all of the issued and outstanding shares of PML from PML’s shareholders, in exchange for 2,835,820,896 shares of the issued and outstanding common stock. Upon completion of the Share Exchange Transaction, PML became a 100% owned subsidiary of the Company. All share numbers in these condensed consolidated financial statements and footnotes have been retrospectively restated to give effect to the merger, as if the merger had taken place at the beginning of the earliest date presented.

As of December 31, 2021 and March 31, 2021, the Company had 4,807,802,061 and 4,807,802,061 shares of common stock issued and outstanding, respectively.

NOTE – 8 INCOME TAX

The provision for income taxes consisted of the following:

Nine months ended December 31,
	2021	2020

Current tax	$–	$–
Deferred tax	–	–

Income tax expense	$–	$–

KING RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

KRFG is registered in the State of Delaware and is subject to US federal corporate income tax. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended December 31, 2021 and 2020 is as follows:

	Nine months ended December 31,
	2021	2020

Loss before income taxes	$(94,678)	$(126,428)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(15,622)	(20,861)
Net operating loss	15,622	20,861
Income tax expense	$–	$–

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021

Deferred tax assets:
Net operating loss carryforwards	$291,729	$276,107
Less: valuation allowance	(291,729)	(276,107)
Deferred tax assets, net	$–	$–

KING RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 9 RELATED PARTY TRANSACTIONS

From time to time, the Company’s related companies and director advanced working capital funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 10 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the nine months ended December 31, 2021, there is a customer exceeding 10% of the Company’s revenue. This customer accounted for 100% of the Company’s revenue amounting to $257,328 with $154,107 accounts receivable at December 31, 2021.

For the nine months ended December 31, 2020, there is no single customer exceeding 10% of the Company’s revenue.

All of the Company’s customers are located in the PRC.

(b)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(c)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

(d)	Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases.

(e)	Risk from Coronavirus (“COVID-19”)

The ongoing outbreak of the novel coronavirus (COVID-19) has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in Hong Kong from February to mid-March 2020. All of the Company’s business operations and the workforce are concentrated in Hong Kong, so the Company closed offices and implemented work-from-home policy during that period. Due to the nature of the Company’s business, the impact of the closure on the operational capabilities was not significant. However, the Company’s customers were negatively impacted by the pandemic and reduce their budgets on investments. Potential impact to the Company’s results of operations for 2021 will also depend on economic impact due to the pandemic and if any future resurgence of the virus globally, which are beyond the Company’s control. There is no guarantee that the Company’s revenues will grow or remain at a similar level year over the next year.

KING RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 11 COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Company has no material commitments or contingencies.

NOTE – 12 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through April 25, 2022, the Company issued the unaudited condensed consolidated financial statements. The Company had the following material recognizable subsequent event:

On December 15, 2021, the Company consummated the Share Exchange Transaction (the “Share Exchange”) among Powertech Management Limited (“PML”) and its shareholders. The Company acquired all of the issued and outstanding shares of PML from PML’s shareholders, in exchange for 2,835,820,896 shares of the issued and outstanding common stock. On January 25, 2022, the company issued the shares to PML’s shareholders and completed of the Share Exchange Transaction, PML became a 100%-owned subsidiary of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

King Resources, Inc. is a holding company that, through its subsidiaries, is engaged primarily in Hong Kong.

We are a development stage company and reported a net loss of $94,678 and $126,428 for the nine months ended December 31, 2021 and 2020, respectively. We had current assets of $233,401 and current liabilities of $2,030,045 as of December 31, 2021. As of December 31, 2020, our current assets and current liabilities were $107,492 and $1,844,578, respectively.

We have prepared our consolidated financial statements for the nine months ended December 31, 2021 and 2020 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations

Three and Nine Months Ended December 31, 2021 Compared to the Three and Nine Months Ended December 31, 2020

The following table sets forth selected financial information from our consolidated statements of operations and comprehensive loss for the three months ended December 31, 2021 and 2020:

	Three months ended December 31,
	2021	2020

Revenue	$192,996	$–
Cost of revenue	(184,272)	–
Gross profit	8,724	–
General and administrative expenses	(41,238)	(22,914)
Research and development expenses	(4,575)	(21,966)
Loss from operation	(37,089)	(44,880)
Other income, net	–	1,161
Income tax expense	–	–
NET LOSS	$(37,089)	$(43,719)

Revenue. We generated revenues of $192,996 and $0 for the three months ended December 31, 2021 and 2020. We commercialized the know-how technology service to the market from September 2021.

For the three months ended December 31, 2021, the following customers accounted for 10% or more of our total net revenues:

Customer name	Three months ended December 31, 2021		December 31, 2021
	Revenues	Percentage of revenues	Trade accounts receivable

TLD Optoelectronic Technology Company Limited	$192,996	100%	$154,107

For the three months ended December 31, 2020, there were no customers.

Cost of Revenue. Cost of revenue for the three months ended December 31, 2021 and 2020, was $184,272 and $0, respectively. We commercialized our know-how technology service to the market from September 2021, which mainly consisted of direct staff cost and material supplies.

For the three months ended December 31, 2021, there were no vendors who accounted for 10% or more of our total net cost of revenue.

For the three months ended December 31, 2020, there were no vendors.

Gross Profit. We achieved a gross profit of $8,724 and $0 for the three months ended December 31, 2021 and 2020, respectively.

We commercialized the know-how technology service to the market from September 2021.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $41,238 and $22,914 for the three months ended December 31, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the increase in staff cost and operating expenses.

Research and Development Expenses (“R&D”). We incurred R&D expenses of $4,575 and $21,966 for the three months ended December 31, 2021 and 2020, respectively. The decrease in R&D expenses is primarily attributable to the allocation to direct staff cost associated with R&D support being rendered in revenue generating activities.

Other Income, net. We generated other income of $0 and $1,161 for the three months ended December 31, 2021 and 2020, respectively. The amount in December 31, 2020 is derived from the government subsidies.

Income Tax Expense. Our income tax expenses for the nine months ended December 31, 2021 and 2020 were $0.

The following table sets forth selected financial information from our consolidated statements of operations and comprehensive loss for the nine months ended December 31, 2021 and 2020:

	Nine months ended December 31,
	2021	2020

Revenue	$257,328	$–
Cost of revenue	(219,136)	–
Gross profit	38,192	–
General and administrative expenses	(89,786)	(57,394)
Research and development expenses	(43,084)	(73,678)
Loss from operation	(94,678)	(131,072)
Other income, net	–	4,644
Income tax expense	–	–
NET LOSS	$(94,678)	$(126,428)

Revenue. We generated revenues of $257,328 and $0 for the nine months ended December 31, 2021 and 2020. We commercialized the know-how technology service to the market from September 2021.

For the nine months ended December 31, 2021, the following customers accounted for 10% or more of our total net revenues:

Customer name	Nine months ended December 31, 2021		December 31, 2021
	Revenues	Percentage of revenues	Trade accounts receivable

TLD Optoelectronic Technology Company Limited	$257,328	100%	$154,107

For the nine months ended December 31, 2020, there were no customers.

Cost of Revenue. Cost of revenue for the nine months ended December 31, 2021 and 2020, was $219,136 and $0, respectively. We commercialized the know-how technology service to the market from September 2021.

For the nine months ended December 31, 2021, there were no vendors who accounted for 10% or more of our total net cost of revenue.

For the nine months ended December 31, 2020, there were no vendors.

Gross Profit. We achieved a gross profit of $38,192 and $0 for the nine months ended December 31, 2021 and 2020, respectively.

We commercialized the know-how technology to the market from September 2021.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $89,786 and $57,394 for the nine months ended December 31, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the increase in staff cost and operating expenses.

Research and Development Expenses (“R&D”). We incurred R&D expenses of $43,084 and $73,678 for the nine months ended December 31, 2021 and 2020, respectively. The decrease in R&D expenses is primarily attributable to the allocation to direct staff cost associated with R&D support being rendered in revenue generating activities.

Other Income, net. We generated other income of $0 and $4,644 for the nine months ended December 31, 2021 and 2020, respectively. The decrease in other income is primarily attributable to the government subsidies.

Income Tax Expense. Our income tax expenses for the nine months ended December 31, 2021 and 2020 were $0.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $20,945, accounts receivable of $193,639, inventories of $3,845, and prepayments and deposits of $14,972.

As of March 31, 2021, we had cash and cash equivalents of $42,463, accounts receivable of $38,587, inventories of $8,424, and prepayments and deposits of $18,018.

We expect to incur significantly greater expenses in the near future as we expand our business or enter into strategic partnerships. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being reporting act company, including directors’ and officers’ insurance and increased professional fees.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

	Nine Months ended December 31,
	2021	2020
Net cash used in operating activities	$(209,183)	$(133,009)
Net cash used in investing activities	$–	$(13,164)
Net cash generated from financing activities	$185,127	$171,922

Net Cash Used In Operating Activities.

For the nine months ended December 31, 2021, net cash used in operating activities was $209,183, which consisted primarily of a net loss of $94,678, a decrease in prepayments and deposits of $3,046 and a decrease in inventories of $4,579, offset by an increase in accounts receivable of $155,391, a decrease in accrued liabilities and other payables of $1,092, plus non-cash items such as, depreciation of $28,623, amortization of $4,298 and non-cash lease expenses of $1,432.

For the nine months ended December 31, 2020, net cash used in operating activities was $133,009, which consisted primarily of a net loss of $126,428, an increase in prepayments and deposits of $25,426, a decrease in accrued liabilities and other payables of $2,806, offset by non-cash items such as, depreciation of $19,089 and non-cash lease expenses of $2,562.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Generated From Investing Activities.

For the nine months ended December 31, 2021, no net cash was generated from investing activities.

For the nine months ended December 31, 2020, net cash used in investing activities was $13,164 consisting of addition of intangible assets.

Net Cash Generated From Financing Activities.

For the nine months ended December 31, 2021, net cash generated from financing activities was $185,127 consisting of advances from related parties of $215,939 and payment of lease liabilities of $30,812.

For the nine months ended December 31, 2020, net cash generated from financing activities was $171,922 consisting of advances from related parties of $192,723 and payment of lease liabilities of $20,801.

Going Concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $6,603,005 as at December 31, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern in the next twelve months is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2021:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	$2,015,916	$2,015,916	$–	$–	$–
Commercial commitments	–	–	–	–	–
Bank loan repayment	–	–	–	–	–
Total obligations	$2,015,916	$2,015,916	$–	$–	$–

Basis of preparation

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The condensed consolidated financial statements include the accounts of KRFG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2021 and March 31, 2021, there was no allowance for doubtful accounts.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2021 and March 31, 2021, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Property and equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Office equipment	3 years
Furniture and fixtures	3 years
Computer equipment	3 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended December 31, 2021 and 2020 were $20 and $54, respectively.

Depreciation expense for the nine months ended December 31, 2021 and 2020 were $20 and $160, respectively.

•	Website development costs

The Company accounts for its website development costs in accordance with ASC 350-50, Website Development Costs. These costs, if any, are included in intangible assets in the accompanying consolidated financial statements. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated life of five years.

Amortization expense for the three months ended December 31, 2021 and 2020 were $2,162 and $0, respectively.

Amortization expense for the nine months ended December 31, 2021 and 2020 were $4,298 and $0, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

•	Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed consolidated financial statements.

Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company’s services revenue is derived from performing the research and development and technology development for the customers under fixed-price contracts. On fixed-price contracts that are expected not more than one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. The Company receives the periodic progress payments.

Costs incurred in connection with the research and development are included in cost of revenue. Product development costs charged to billable projects are recorded as cost of revenue, which consist primarily of costs associated with personnel, supplies and materials.

•	Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the nine months ended December 31, 2021 and 2020, the Company received government subsidies of $0 and $4,644, which are recognized as subsidy income in the condensed consolidated statements of operations.

•	Income taxes

The Company adopted the ASC 740 “Income tax” provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended December 31, 2021 and 2020.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Period-end HKD:US$ exchange rate	0.1284	0.1290
Period average HKD:US$ exchange rate	0.1287	0.1290

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Leases

The Company adopted Topic 842, “Leases” (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2020 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in Topic 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Lease expense is recognized on a straight-line basis over the lease terms. Lease expense includes amortization of the ROU assets and accretion of the lease liabilities. Amortization of ROU assets is calculated as the periodic lease cost less accretion of the lease liability. The amortized period for ROU assets is limited to the expected lease term.

The Company has elected a practical expedient to combine the lease and non-lease components into a single lease component. The Company also elected the short-term lease measurement and recognition exemption and does not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements. For the nine months ended December 31, 2021 and 2020, the Company operates in one reportable operating segment in Hong Kong.

•	Related parties

The Company follows the ASC 850-10, “Related Party” for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

•	Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

•	Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, approximate their fair values because of the short maturity of these instruments.

•	Recent accounting pronouncements

In September 2016, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on the condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2018-13, “Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of December 31, 2021.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation(1)
3.2	Certificate of Designations of preferences and rights of Series B Convertible Preferred Stock (2)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock(2)
4.2	Description of Securities *
10.1	Share Exchange Agreement dated December 15, 2021, by and among King Resources, Inc., Powertech Management Limited, a British Virgin Island corporation, FU Wah and Silver Bloom Properties Limited(1)
21	Subsidiaries(2)
31.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer and Director Pursuant to 18 U.S.C. Section 1350*

_______________________

*	Filed herewith
**	Incorporated by reference to Item 11 of the Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022.
(1)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 14, 2022.
(2)	Incorporated by reference to the Exhibits of Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 25, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING RESOURCES, INC.

April 26, 2022	By:	/s/ FU Wah
Name: FU Wah
Title: Chief Executive Officer, Secretary and Director

