Form 10-K
period 2022-03-31
KING RESOURCES, INC.
filed 2022-06-24
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56396

KING RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3784149
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Unit 1813, 18/F, Fo Tan Industrial Centre 26-28 Au Pui Wan Street Fo Tan, Hong Kong
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: + 852 3585 8905

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or any emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 31, 2022
Common Stock, $0.001 par value per share	4,807,802,061 shares

The aggregate market value of the 1,971,981,165 shares of Common Stock of the registrant held by non-affiliates on September 30, 2021, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $35,890,057.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

INTRODUCTORY COMMENT

We are not a Hong Kong operating company but a Delaware holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and the British Virgin Islands. Our investors hold shares of common stock in King Resources, Inc., the Delaware holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong operating subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and the People’s Republic of China (“the PRC”) authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.”

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

King Resources, Inc. and its Hong Kong and British Virgin Islands subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. In making this determination, we relied on the legal opinion of Ravenscroft & Schmierer, a copy of which is attached as Exhibit 5 to the Company’s Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022 (the “Form 10”). However, in light of the recent statements and regulatory actions by the PRC government, such as those related to the extension of China’s oversight and control into Hong Kong, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. If our subsidiary or the holding company were required to obtain approvals in the future, or we erroneously conclude that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be adversely affected, and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless.

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

ii

The recent joint statement by the U.S. Securities and Exchange Commission (“SEC”) and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the SEC adopted rules to implement the HFCAA. Pursuant to the HFCAA, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB’s inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors – The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.”

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong and China as summarized below and in “Risk Factors – Risks Factors Relating to Doing Business in Hong Kong and China.”

•	There are significant risks associated with our operations being based in Hong Kong. Adverse changes in economic and political policies of the Hong Kong and PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors – We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong currently, and in the future, in China, and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political, legal and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and the PRC, and accordingly on the results of our operations and financial condition.”
•

We are a holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors – Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other cash payments is limited.”

•

There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors – Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries.”

iii

•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors – PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”
•

In light of China’s extension of its authority into Hong Kong, we are subject to risks arising from the legal system in Hong Kong and China, including risks and uncertainties regarding the enforcement of laws and that rules and regulations in Hong Kong and China can change quickly with little or no advance notice. There is also a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong or PRC based issuers, which could result in a material change in our operations and/or the value of our securities. We are currently not required to obtain approval from Chinese authorities (including the CSRC and the CAC) to operate or to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers over time and if our subsidiary or the holding company were required to obtain approvals in the future, or we erroneously conclude that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be significantly limited or completely hindered, and the value of our common stock (including those we are registering for sale now or in the future) may significantly decline or become worthless, which would materially affect the interest of the investors. To the extent that we expand our operations into China, all of the foregoing risks will become more prominent and directly applicable to us, and significantly adverse policies from the PRC may force us to divest of such Chinese operations or face other risks of forfeiture. Please see “Risk Factors – We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong currently, and in the future, in China, and the profitability of such business.”, “Substantial uncertainties and restrictions with respect to the political, legal and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and the PRC, and accordingly on the results of our operations and financial condition.” and “The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.”

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection, especially if we expand operations or physical presence into China. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors – The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.”

•	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors – Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.”
•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

iv

•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors – Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.”
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors – We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.”
•	We are organized under the laws of the State of Delaware as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors – Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Hong Kong based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors – Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.”

References in this registration statement to the “Company,” “KRFG,” “we,” “us” and “our” refer to King Resources, Inc., a Delaware company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

King Resources, Inc. is a Delaware holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our operating subsidiary in Hong Kong, and most of our cash is maintained in Hong Kong Dollars. We may rely on dividends to be paid by our Hong Kong or British Virgin Islands subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. If our Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to King Resources, Inc. and King Resources, Inc. has not made any transfers, dividends or distributions to its subsidiaries.

King Resources, Inc. is permitted under Delaware laws to provide funding to our subsidiaries in Hong Kong and the British Virgin Islands through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiary, Powertech Corporation Limited ("Powertech Corp”), and British Virgin Islands subsidiary, Powertech Management Limited, are also permitted under the laws of Hong Kong and the British Virgin Islands to provide funding to King Resources, Inc. through dividend distributions without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the parent company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the parent company and its subsidiaries.

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

v

Currently, the treasury function of King Resources, Inc. and its subsidiaries is centralized and operated by the finance department of Powertech Corporation Limited located in Hong Kong under the management of its chief financial officer. In order to provide a process and guidance on collecting, accounting for, and safeguarding all cash and cash equivalents of King Resources, Inc. and its subsidiaries, we have established a cash management policy that includes procedures on receiving funds, depositing funds, and proper documentation and recording of cash.

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

There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors – Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors – PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors – Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.”

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this report, we do not have any PRC subsidiaries.

The PRC government also imposes controls on the conversion of Renminbi (“RMB”) into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10%.

vi

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiary to King Resources, Inc. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to our Hong Kong subsidiary will be subject to PRC taxes, including business taxes and Value-added tax. As of the date of this report, we do not have any PRC subsidiaries and our Hong Kong subsidiary has not made any transfers, dividends or distributions nor do we expect to make such transfer, dividends or distributions in the foreseeable future.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this report, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.”

vii

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No. 2 to the Registration Statement on Form 10 filed with the SEC on April 21, 2022.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

viii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Our Mission

Our mission is to create value for our shareholders through innovative products of the high-power density and energy efficiency in the power conversion technology sector.

Overview

King Resources, Inc. is a holding company that, through its subsidiaries, is engaged primarily in the development of smart power supply solutions and products. We operate our business through our wholly owned subsidiary Powertech Corporation Limited (“Powertech Corp”). Powertech Corp commenced operation in Hong Kong on January 21, 2015 and sold our products primarily in Asia. We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors. The holding company of Powertech Corp, Powertech Management Limited (“Powertech”) was organized as a private limited liability company on December 3, 2021, in British Virgin Islands. We acquired Powertech on December 15, 2021.

Our corporate organization chart is as below:

We currently operate in Hong Kong, and we seek to expand distribution of our products into Asia Pacific (“APAC”), and Europe, Middle East and Africa (“EMEA”) markets as opportunities permit. Our products are currently manufactured in China on a purchase order basis. As our distribution increases, we expect to manufacture our products elsewhere in Asia as pricing and logistics dictate. We have no intention of expanding operations or our physical presence into China at this time. Please see “Item 1. Business – Sales and Marketing” for more information.

We are not a Chinese operating company but a Delaware holding company with operations conducted through our wholly owned subsidiaries based in British Virgin Islands and Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our Hong Kong subsidiary is currently not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions would likely cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with our operations being in Hong Kong and future operations in China. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the Data Security Law, and recent statements and regulatory actions by the PRC government such as those related to the use of variable interest entities, data security and anti-monopoly concerns, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement, The business of our subsidiary are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations.. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.”

We are organized under the laws of the State of Delaware as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

We generated revenue of $385,406 and $77,389 for the years ended March 31, 2022 and 2021, respectively. We reported a net loss of $60,166 and $133,331 for the years ended March 31, 2022 and 2021, respectively. We had current assets of $91,269 and current liabilities of $1,887,152 as of March 31, 2022. As of March 31, 2021, our current assets and current liabilities were $107,492 and $1,844,578, respectively. We have prepared our consolidated financial statements for the years ended March 31, 2022 and 2021 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders.

Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions to our executive officers or existing shareholders, capital leases and short-term and long-term debts. We expect to finance future acquisitions through a combination of the foregoing. While we believe that existing shareholders and our officers and directors will continue to provide the additional cash to make acquisitions and to meet our obligations as they become due or that we will obtain external financing, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

History and Development of the Company

We were incorporated in the state of Delaware on September 8, 1995, under the name ARXA International Energy, Inc. On June 4, 2001, we changed our name to King Resources, Inc., our current name.

The Company began filing periodic reports with the Securities and Exchange Commission on May 15, 1996. On June 12, 2009, it filed a notice of termination of registration on Form 15(d) suspending its duty to file reports under Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended. In December 2010, the Company began posting periodic reports on the OTCMarkets website under the alternative reporting standard, its current reporting standard.

On April 2, 2018, a change of control occurred with respect to the Company to better reflect its new business direction. On October 18, 2018, Brian Kistler, the then sole director and executive resigned from his position as the Chairman of the Board, Junrong Yin was appointed to fill the vacancy caused by his resignation. On May 3, 2021, Mr. Kistler resigned from his positions as CEO with the Company and appointed Caren Currier to fill the vacancies caused by his resignation.

On October 25, 2021, Caren Currier entered into a Stock Purchase Agreement with Lee Ying Chiu Herbert pursuant to which Ms. Currier agreed to sell to Dr. Lee all 30 million shares of Series C Preferred Stock of the Company held by her for aggregate consideration of Four Hundred Ten Thousand Dollars ($410,000). This transaction consummated on November 10, 2021. In connection with the acquisition, Ms. Currier resigned from all her positions with the Company and the following persons were appointed to serve in the positions set forth next to their names:

Name	Position
FU Wah	Chief Executive Officer, Secretary, Director
LAU Ping Kee	Chief Financial Officer, Director

Acquisition of Powertech

On December 15, 2021, we acquired 50,000 shares of Powertech Management Limited, a limited liability company organized under the laws of the British Virgin Islands (“Powertech”), representing all of its issued and outstanding securities, from its shareholders Silver Bloom Properties Limited and FU Wah in exchange for 2,835,820,896 shares of our Common Stock. In connection with the acquisition, each of Silver Bloom Properties Limited and FU Wah received 2,126,865,672 and 708,955,224 shares of our Common Stock, respectively. Powertech operates its smart power supply business through its wholly owned subsidiary Powertech Corporation Limited, a limited liability company organized under the laws of Hong Kong. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of Powertech.

Prior to the Share Exchange, the Company was considered as a shell company due to its nominal assets and limited operation. The transaction was treated as a recapitalization of the Company.

The Share Exchange between the Company and Powertech on December 15, 2021, is deemed a merger of entities under common control for which FU Wah is the common director and shareholder of both the Company and Powertech. Under the guidance in ASC 805 for transactions between entities under common control, the assets, liabilities and results of operations, are recognized at their carrying amounts on the date of the Share Transfer, which required the retrospective combination of the Company and Powertech for all periods presented.

As a result of our acquisition of Powertech, we entered into the smart power supply business. We intend to make additional acquisitions in the same industry and hope to increase distribution of our products into other territories. We also hope to make opportunistic acquisitions in other industries in the future, regardless of whether such industries relate to the smart power supply business.

Our Business

We operate through our wholly-owned subsidiary Powertech Corporation Limited, a limited liability company organized under the laws of Hong Kong. We currently provide solutions for other companies who are in the fields of developing high power, high voltage power supply and wireless charging technologies. We are currently preparing trial sales of our 65W AC-DC Type C PD chargers, USB-C multiport hub, USB-C mini hub, 65W power bank with 30,000mAh and other accessories through our online store.

With the explosive growth of consumer electronic products, the demands of both the size and the weight of brilliant electronic products are increasingly high, including the power charger. However, the conventional power topology scheme and power components, such as MOSFET, Driver, magnetic core materials, etc., cannot meet the need to size down the development of power supplies. We believe that the GaN-based technology will allow us to develop products meeting the demand of smaller sized, high voltage and ultra-high frequency products.

We are committed to the development of GaN-based applications as well as research and development of smart new power conversion technologies. In recent years, with the significant increase in demand for small power chargers, energy efficiency and power density have become the focus of the markets. There is an increasing demand of modern electronic product consumers to push for DC/DC and AC/DC power chargers with more efficient energy consumption and higher power density. The main purpose of the power charger is to reduce the energy loss and increase the switching frequency of the converter, in order to manufacture a high-efficiency, energy-saving, and high-power density converter.

The range of operating frequency for most power chargers currently in the market is about 10-1000KHz. Our power chargers are designed for isolated converters with operating frequencies in the range of 1-30MHz. We have merged the core planar transformers with a power range of 5-240W, so the power charger frequency is about 500 times of the other power charger frequency in the market. In order to further improve the energy efficiency of the converter, we incorporated high-end power conversion technology with new material equipment into the design, therefore, the energy efficiency is improved by about 8-10% compared with other similar devices.

Products and Services

Currently, all of our revenues are derived from solution services that we provide to other companies. We are currently preparing trial sales of our 65W AC-DC Type C PD chargers, USB-C multiport hub, USB-C mini hub, 65W power bank with 30,000mAh and other accessories through our online store.

We intend to offer three ultra-small power supply products as follows:

Product	Status/Anticipated Launch Date
65W AC-DC Type C PD charger product	Product currently pre-sale on Company’s online store. Expect to distribute our products to the chain stores by end of 2022 or early 2023
45W AC-DC dual-port Type C PD charger model product 65W AC-DC dual-port Type C PD charger model product	Anticipate to launch with mobile and tablet makers by early 2023
120W AC-DC Multi-Charging outputs charger product	Anticipate to sale, distribute,and launch with high power computer and notebook manufacturers by 2023.

We expect these products to become one of the world’s smallest smart power supply products.

The following are the characteristics of our power chargers:

•	Power AC-DC charger with high-end power conversion technology
•	Uses ultra-high pulse width modulation frequency
•	Intelligent voltage and current detection algorithm
•	Digital power factor correction algorithm with high frequency switching program
•	Energy efficiency meets US Class 6 AC-DC power charger standard
•	In-house developed innovative driver and controller that can solve the problem of ultra-high switching frequency
•	In-house developed PCBA heat dissipation solution
•	In-house developed circuits that can solve dependency problems
•	Power efficiency reaching 94%
•	In-house developed compact power transformer
•	Environmental design, miniaturized equipment size, reducing plastic material consumption up to 50%

Research and Development

Powertech’s products are developed and designed in accordance with its proprietary transformer design and control algorithm. This intellectual property is the Company’s trade secret and not covered by a patent.

Sales and Marketing

We expect to distribute our current and future products as follows:

•	Hong Kong – Through our networks to distribute our products to prominent retailers, collaborate distribution channels with sales solution and promotion campaign.
•	APAC – through third party authorized dealers (which we expect to be end retailers). We are in discussions with potential end retailers.
•	EMEA – through third party authorized distributors (which we expect to be wholesalers that sell to end retailers).

We intend to begin discussions with potential manufacturers, authorized dealers or distributors in the near future.

Major Customers

During the year ended March 31, 2022, the following customer accounted for 10% or more of our total net revenues:

	Year ended March 31, 2022		March 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
TLD Optoelectronic Technology Limited	$385,406	100%	$0

During the year ended March 31, 2021, the following customer accounted for 10% or more of our total net revenues:

	Year ended March 31, 2021		March 31, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Intelligent Media (Hong Kong) Company Limited (related party)	$77,389	100%	$38,587

All of our major customers are located in Hong Kong and PRC. Generally, we are not a party to any long-term agreements with our customers. From time to time, we may enter into long term contracts with major customers and subcontract the performance of the contract to corresponding network partners according to the price and area.

Major Suppliers/Vendors

During the year ended March 31, 2022, there was no supplier accounted for 10% or more of the Company’s cost of revenue.

During the year ended March 31, 2021, the following supplier accounted for 10% or more of the Company’s cost of revenue.

Supplier name	Year ended March 31, 2021		March 31, 2021
	Cost of revenues	Percentage of cost of revenues	Accounts payable
Guangzhou Lention Electronic Technology Limited	$8,424	20.77%	$–

*Guangzhou Lention Electronic Technology Limited supplies spare parts for our power items.

Our products are currently manufactured by third party factories located in China on a purchase order basis. We are not bound by any long-term contracts and expect to be able to work with multiple factories located in other parts of Asia as our distribution increases.

Seasonality

The market of electronic support product does not have seasonal effect.

Insurance

We maintain certain insurance in accordance with customary industry practices in Hong Kong. Under Hong Kong law, there is a requirement that all employers in the city must purchase Employee's Compensation Insurance to cover their liability in the event that their staff suffers an injury or illness during the normal course of their work. We maintain Employee’s Compensation Insurance, office insurance and third-party risks insurance for its business purposes.

CORPORATE INFORMATION

Our principal executive and registered offices are located at Unit 1813, 18/F, Fo Tan Industrial Centre, 26-28 Au Pui Wan Street, Fo Tan, Hong Kong, telephone number +852 3585 8905.

INTELLECTUAL PROPERTY AND PATENTS

We expect to rely on trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our brand and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

In addition, the laws of Hong Kong and the PRC may not protect our brand and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. We expect that our revenue will be derived principally from our operations in Hong Kong and in the future, China, where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We register trademarks as a means of protecting the brand names of our companies and products. Currently, we have registered two trademarks in each of the United States of America, Japan and Hong Kong, respectively. We intend to protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Powertech’s products are developed and designed in accordance with its proprietary transformer design and control algorithm. This intellectual property is the Company’s trade secret and not covered by a patent.

COMPETITION

The consumer electronics industry is dynamic and competitive. Personal portable devices such as laptop computers, tablets, smart phones and wearable devices are becoming essential to our daily life. These portable devices are more powerful, lighter in weight and more compactable in size. However, the power chargers have not made any significant improvements. In recent years, power devices have become more essential to service such portable devices. There are only few potential and existing competitors in the compact power device market, such as Finsix, Nexgen and Delta.

Our competitors’ scales are substantially larger than us and have significantly better financial, technical and marketing resources. They have adequate resources to support further development and promotion for their products. We hope to compete based upon our technology advancement and competency, as well as our product design and specification.

Our strengths:

•	Extensive R&D experiences and practical expertise in power conversion, radio frequency and supply chain management knowledge.
•	Patents and serval in-house technologies, such as Planar Transformer, ultra-high frequency, GaN utilization that supports high voltage and high switching frequency.
•	Innovative heat dissipation for PCB design, high speed charging.
•	Highest power density and light weight
•	Hong Kong based corporation which has a favorable geographic benefit to cover most of the APAC markets.

Our competitive landscape may be significantly altered if new testing technology is introduced into the market by third parties. We may face some prospective competitors, who have greater financial resources, broader product and service offerings, longer operating histories, larger customer base and greater brand recognition, or they are controlled or subsidized by foreign governments, which will enable them to raise capital and enter into strategic relationships more easily when we expand to overseas markets. We believe that we are competitive on factors, including business model, operational capabilities, pricing and service quality.

EMPLOYEES AND CONSULTANTS

We have the following full-time employees and consultants located at Hong Kong and the PRC as set forth below:

Executive officers	2
Operations and R&D	3
Administration staff	2
Total	7

We are required to contribute to the pension fund for all eligible employees in Hong Kong who are at least 18 but under 65 years of age. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended March 31, 2022 and 2021, the pension contributions by us were $6,937 and $995, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

GOVERNMENT AND INDUSTRY REGULATIONS

King Resources, Inc. is a Delaware corporation with its operating business located in Hong Kong. As such, the parent holding company, King Resources, Inc. is subject to the laws and regulations of the United States of America while our operating business is subject to the laws and regulations of Hong Kong, including labor, occupational safety and health, contracts, tort and intellectual property laws. Furthermore, we need to comply with the rules and regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients is preserved in Hong Kong, we need to comply with the Hong Kong Personal Data (Privacy) Ordinance.

If PRC authorities reinterpret PRC laws to apply to Hong Kong companies, we may become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We also expect to become subject to PRC laws if we expand operations into or develop a physical presence in China. We may also become subject to foreign exchange regulations which might limit our ability to convert foreign currency into Renminbi or Hong Kong Dollars, acquire any other PRC companies, establish VIEs in the PRC, or make dividend payments from any future WFOEs to us.

United States of America

Privacy and Protection of User Data

We and subsidiaries are subject to a number of laws, rules, directives, and regulations relating to the collection, use, retention, security, processing, and transfer of personally identifiable information about our customers and employees in the countries where we operate. Our business will involve the processing of personal data in many jurisdictions and the movement of data across national borders. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is regulated by multiple privacy and data protection laws and, in some cases, the privacy and data protection laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Hong Kong

The Employment Ordinance is the main piece of legislation governing conditions of employment in Hong Kong since 1968. It covers a comprehensive range of employment protection and benefits for employees, including Wage Protection, Rest Days, Holidays with Pay, Paid Annual Leave, Sickness Allowance, Maternity Protection, Statutory Paternity Leave, Severance Payment, Long Service Payment, Employment Protection, Termination of Employment Contract, Protection Against Anti-Union Discrimination. In addition, every employer must take out employees’ compensation insurance to protect the claims made by employees in respect of accidents occurred during the course of their employment.

An employer must also comply with all legal obligations under the Mandatory Provident Fund (“MPF”) Schemes Ordinance, (CAP. 485). These include enrolling all qualifying employees in MPF schemes and making MPF contributions for them. Except for exempt persons, employer should enroll for both full-time and part-time employees who are at least 18 but under 65 years of age into an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries. Pursuant to the said Ordinance, we are required to make MPF contributions for our Hong Kong employees once every contribution period (generally the wage period within 1 month). Employers and employees are each required to make regular mandatory contributions of 5% of the employee’s relevant income to an MPF scheme, subject to the minimum and maximum relevant income levels. For a monthly-paid employee, the minimum and maximum relevant income levels are $899 and $3,854, respectively.

China

Depending upon the political climate, we may also become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations might limit our ability to convert foreign currency into Renminbi, acquire PRC companies, or make dividend payments to KRFG.

PRC Regulations on Tax

Enterprise Income Tax

The EIT Law of the People’s Republic of China was promulgated by the Standing Committee of the National People’s Congress on March 16, 2007 and became effective on January 1, 2008, and was later amended on February 24, 2017. The Implementation Rules of the EIT Law (the “Implementation Rules”) were promulgated by the State Council on December 6, 2007 and became effective on January 1, 2008. According to the EIT Law and the Implementation Rules, enterprises are divided into resident enterprises and non-resident enterprises. Resident enterprises shall pay enterprise income tax on their incomes obtained in and outside the PRC at the rate of 25%. Non-resident enterprises setting up institutions in the PRC shall pay enterprise income tax on the incomes obtained by such institutions in and outside the PRC at the rate of 25%. Non-resident enterprises with no institutions in the PRC, and non-resident enterprises whose incomes having no substantial connection with their institutions in the PRC, shall pay enterprise income tax on their incomes obtained in the PRC at a reduced rate of 10%.

The Arrangement between the PRC and Hong Kong Special Administrative Region for the Avoidance of Double Taxation the Prevention of Fiscal Evasion with respect to Taxes on Income (the “Arrangement”) was promulgated by the State Administration of Taxation (“SAT”) on August 21, 2006 and came into effect on December 8, 2006. According to the Arrangement, a company incorporated in Hong Kong will be subject to withholding tax at the lower rate of 5% on dividends it receives from a company incorporated in the PRC if it holds a 25% interest or more in the PRC company. The Notice on the Understanding and Identification of the Beneficial Owners in the Tax Treaty (the “Notice”) was promulgated by SAT and became effective on October 27, 2009. According to the Notice, a beneficial ownership analysis will be used based on a substance-over-form principle to determine whether or not to grant tax treaty benefits.

In April 2009, the Ministry of Finance, or MOF, and SAT jointly issued the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business, or Circular 59. In December 2009, SAT issued the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698. Both Circular 59 and Circular 698 became effective retroactively as of January 2008. In February 2011, SAT issued the Notice on Several Issues Regarding the Income Tax of Non-PRC Resident Enterprises, or SAT Circular 24, effective April 2011. By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

On October 17, 2017, the SAT issued a Notice Concerning Withholding Income Tax of Non-Resident Enterprise, or SAT Notice No. 37, which abolishes Circular 698 and certain provisions of Circular 7. SAT Notice No. 37 reduces the burden of the withholding obligator, such as revocation of contract filing requirements and tax liquidation procedures, strengthens the cooperation of tax authorities in different places, and clarifies the calculation of tax payable and mechanism of foreign exchange.

Value-added Tax

Pursuant to the Provisional Regulations on Value-added Tax of the PRC, or the VAT Regulations, which were promulgated by the State Council on December 13, 1993, took effect on January 1, 1994, and were amended on November 10, 2008, February 6, 2016, and November 19, 2017, respectively, and the Rules for the Implementation of the Provisional Regulations on Value-added Tax of the PRC, which were promulgated by the MOF on December 25, 1993, and were amended on December 15, 2008, and October 28, 2011, respectively, entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the People’s Republic of China are taxpayers of value-added tax. The VAT rate is 17% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 11% for taxpayers selling services of transportation, postal, basic telecommunications, construction and lease of immovable, selling immovable, transferring land use rights, selling and importing other specified goods including fertilizers; 6% for taxpayers selling services or intangible assets.

According to the Notice on the Adjustment to the Value-added Tax Rates issued by the SAT and the MOF on April 4, 2018, where taxpayers make VAT taxable sales or import goods, the applicable tax rates shall be adjusted from 17% to 16% and from 11% to 10%, respectively. Subsequently, the Notice on Policies for Deepening Reform of Value-added Tax was issued by the SAT, the MOF and the General Administration of Customs on March 30, 2019 and took effective on April 1, 2019, which further adjusted the applicable tax rate for taxpayers making VAT taxable sales or importing goods. The applicable tax rates shall be adjusted from 16% to 13% and from 10% to 9%, respectively.

Dividend Withholding Tax

The Enterprise Income Tax Law provides that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

PRC Laws and Regulations on Employment and Social Welfare

Labor Law of the PRC

Pursuant to the Labor Law of the PRC, which was promulgated by the Standing Committee of the National People’s Congress (“NPC”) on July 5, 1994 with an effective date of January 1, 1995 and was last amended on August 27, 2009 and the Labor Contract Law of the PRC, which was promulgated on June 29, 2007, became effective on January 1, 2008 and was last amended on December 28, 2012, with the amendments coming into effect on July 1, 2013, enterprises and institutions shall ensure the safety and hygiene of a workplace, strictly comply with applicable rules and standards on workplace safety and hygiene in China, and educate employees on such rules and standards. Furthermore, employers and employees shall enter into written employment contracts to establish their employment relationships. Employers are required to inform their employees about their job responsibilities, working conditions, occupational hazards, remuneration and other matters with which the employees may be concerned. Employers shall pay remuneration to employees on time and in full accordance with the commitments set forth in their employment contracts and with the relevant PRC laws and regulations. Our Hong Kong subsidiary currently does not comply with PRC laws and regulations, but complies with Hong Kong laws and regulations.

Social Insurance and Housing Fund

Pursuant to the Social Insurance Law of the PRC, which was promulgated by the Standing Committee of the NPC on October 28, 2010 and became effective on July 1, 2011, employers in the PRC shall provide their employees with welfare schemes covering basic pension insurance, basic medical insurance, unemployment insurance, maternity insurance, and occupational injury insurance. Our Hong Kong subsidiary has not deposited the social insurance fees in full for all the employees in compliance with the relevant regulations. We may be ordered by the social security premium collection agency to make or supplement contributions within a stipulated period, and shall be subject to a late payment fine computed from the due date at the rate of 0.05% per day; where payment is not made within the stipulated period, the relevant administrative authorities shall impose a fine ranging from one to three times the amount of the amount in arrears. Our Hong Kong subsidiary has not deposited the social insurance fees as required by relevant regulations.

In accordance with the Regulations on Management of Housing Provident Fund, which were promulgated by the State Council on April 3, 1999 and last amended on March 24, 2002, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employers and employees are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time. Our subsidiaries have not registered at the designated administrative centers nor opened bank accounts for depositing employees’ housing funds. They also have not deposited employees’ housing funds. Our subsidiaries may be ordered by the housing provident fund management center to complete the registration formalities, open bank accounts, make the payment and deposit within a prescribed time limit if they become subject to PRC laws. Failing to register or open bank accounts at the expiration of the time limit could result in fines of not less than RMB 10,000 nor more than RMB 50,000. And an application may be made to a people’s court for compulsory enforcement if payment and deposit has not been made after the expiration of the time limit.

PRC Regulations Relating to Foreign Exchange

General Administration of Foreign Exchange

The principal regulation governing foreign currency exchange in the PRC is the Administrative Regulations of the PRC on Foreign Exchange (the “Foreign Exchange Regulations”), which were promulgated on January 29, 1996, became effective on April 1, 1996 and were last amended on August 5, 2008. Under these rules, Renminbi is generally freely convertible for payments of current account items, such as trade- and service-related foreign exchange transactions and dividend payments, but not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products or loans unless prior approval by competent authorities for the administration of foreign exchange is obtained. Under the Foreign Exchange Regulations, foreign-invested enterprises in the PRC may purchase foreign exchange without the approval of SAFE to pay dividends by providing certain evidentiary documents, including board resolutions, tax certificates, or for trade- and services-related foreign exchange transactions, by providing commercial documents evidencing such transactions.

Circular No. 37 and Circular No. 13

Circular 37 was released by SAFE on July 4, 2014 and abolished Circular 75 which had been in effect since November 1, 2005. Pursuant to Circular 37, a PRC resident should apply to SAFE for foreign exchange registration of overseas investments before it makes any capital contribution to a special purpose vehicle, or SPV, using his or her legitimate domestic or offshore assets or interests. SPVs are offshore enterprises directly established or indirectly controlled by domestic residents for the purpose of investment and financing by utilizing domestic or offshore assets or interests they legally hold. Following any significant change in a registered offshore SPV, such as capital increase, reduction, equity transfer or swap, consolidation or division involving domestic resident individuals, the domestic individuals shall amend the registration with SAFE. Where an SPV intends to repatriate funds raised after completion of offshore financing to the PRC, it shall comply with relevant PRC regulations on foreign investment and foreign debt management. A foreign-invested enterprise established through return investment shall complete relevant foreign exchange registration formalities in accordance with the prevailing foreign exchange administration regulations on foreign direct investment and truthfully disclose information on the actual controller of its shareholders.

If any shareholder who is a PRC resident (as determined by the Circular No. 37) holds any interest in an offshore SPV and fails to fulfil the required foreign exchange registration with the local SAFE branches, the PRC subsidiaries of that offshore SPV may be prohibited from distributing their profits and dividends to their offshore parent company or from carrying out other subsequent cross-border foreign exchange activities. The offshore SPV may also be restricted in its ability to contribute additional capital to its PRC subsidiaries. Where a domestic resident fails to complete relevant foreign exchange registration as required, fails to truthfully disclose information on the actual controller of the enterprise involved in the return investment or otherwise makes false statements, the foreign exchange control authority may order them to take remedial actions, issue a warning, and impose a fine of less than RMB 300,000 on an institution or less than RMB 50,000 on an individual.

Circular 13 was issued by SAFE on February 13, 2015, and became effective on June 1, 2015. Pursuant to Circular 13, a domestic resident who makes a capital contribution to an SPV using his or her legitimate domestic or offshore assets or interests is no longer required to apply to SAFE for foreign exchange registration of his or her overseas investments. Instead, he or she shall register with a bank in the place where the assets or interests of the domestic enterprise in which he or she has interests are located if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate domestic assets or interests; or he or she shall register with a local bank at his or her permanent residence if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate offshore assets or interests.

We cannot assure that our PRC beneficial shareholders have completed registrations in accordance with Circular 37.

Circular 19 and Circular 16

Circular 19 was promulgated by State Administration of Foreign Exchange (“SAFE”) on March 30, 2015, and became effective on June 1, 2015. According to Circular 19, the foreign exchange capital in the capital account of foreign-invested enterprises, meaning the monetary contribution confirmed by the foreign exchange authorities or the monetary contribution registered for account entry through banks, shall be granted the benefits of Discretional Foreign Exchange Settlement (“Discretional Foreign Exchange Settlement”). With Discretional Foreign Exchange Settlement, foreign capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution have been confirmed by the local foreign exchange bureau, or for which book-entry registration of monetary contribution has been completed by the bank, can be settled at the bank based on the actual operational needs of the foreign-invested enterprise. The allowed Discretional Foreign Exchange Settlement percentage of the foreign capital of a foreign-invested enterprise has been temporarily set to be 100%. The Renminbi converted from the foreign capital will be kept in a designated account and if a foreign-invested enterprise needs to make any further payment from such account, it will still need to provide supporting documents and to complete the review process with its bank.

Furthermore, Circular 19 stipulates that foreign-invested enterprises shall make bona fide use of their capital for their own needs within their business scopes. The capital of a foreign-invested enterprise and the Renminbi it obtained from foreign exchange settlement shall not be used for the following purposes:

•	directly or indirectly used for expenses beyond its business scope or prohibited by relevant laws or regulations;

•	directly or indirectly used for investment in securities unless otherwise provided by relevant laws or regulations;

•	directly or indirectly used for entrusted loan in Renminbi (unless within its permitted scope of business), repayment of inter-company loans (including advances by a third party) or repayment of bank loans in Renminbi that have been sub-lent to a third party; or

•	directly or indirectly used for expenses related to the purchase of real estate that is not for self-use (except for foreign-invested real estate enterprises).

Circular 16 was issued by SAFE on June 9, 2016. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange capital items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis applicable to all enterprises registered in the PRC. Circular 16 reiterates the principle that an enterprise’s Renminbi capital converted from foreign currency-denominated capital may not be directly or indirectly used for purposes beyond its business scope or purposes prohibited by PRC laws or regulations, and such converted Renminbi capital shall not be provided as loans to non-affiliated entities.

PRC subsidiaries' distributions to their offshore parents are required to comply with the requirements as described above.

PRC Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the People’s Bank of China (“PBOC”) on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or the Share Option Rules, issued by SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (i) register with SAFE or its local branches, (ii) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers.

PRC Regulation Relating to Dividend Distributions

The principal laws, rules and regulations governing dividend distributions by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations, the Chinese-foreign Cooperative Joint Venture Law and its implementation regulations, and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside a general reserve of at least 10% of their after-tax profit, until the cumulative amount of such reserve reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

REPORTS TO SECURITY HOLDERS

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and accordingly, will file current and periodic reports, proxy statements and other information with the Securities and Exchange Commission, or the Commission. Information that the Company previously publicly disclosed was made through the OTC Disclosure and News Service and are available on the OTC Markets Group’s website at www.otcmarkets.com. With respect to disclosures filed or furnished to the Commission, you may obtain copies of our prior and future reports from the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or on the SEC's website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Near-Term Requirements For Additional Capital

We believe that we will require approximately $10 million over the next 18-24 months to implement our business plan. For the immediate future, we intend to finance our business expansion efforts through loans from existing shareholders or financial institutions.

Available Information

Access to all of our Securities and Exchange Commission (“SEC”) filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our website (www.powertechcorp.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Except as expressly set forth in this Form 10-K annual report, the contents of our website are not incorporated into, or otherwise to be regarded as part of this report.

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

We have derived, and expect to continue to derive, a significant amount of revenue from a small number of customers.

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a relatively small number of customers. During the fiscal year ended March 31, 2022, one customer accounted for 100% of our revenues. If we were to either lose one of our major customers or have a major customer significantly reduce its volume of business with us, our business, results of operations and financial condition would be harmed unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period. Because our customers generally do not provide us with firm, long-term volume purchase commitments, our customers, including our largest customers upon whom we may become dependent, can reduce or terminate altogether their business with us at any time.

We are also subject to other risks and uncertainties that affect many other businesses, including:

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•	the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;
•	the impact of any international conflicts on the U.S. and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	any impacts on our business resulting from new domestic or international government laws and regulation;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;
•	governmental under-investment in transportation infrastructure, which could increase our costs and adversely impact our service levels due to traffic congestion or sub-optimal routing of our vehicles;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis; and
•	availability of financing on terms acceptable to our ability to maintain our current credit ratings, especially given the capital intensity of our operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We may rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.

The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.

In light of China’s extension of authority into Hong Kong, we are subject to risks arising from the legal system in China, including risks and uncertainties regarding the enforcement of laws and that rules and regulations in Hong Kong and China can change quickly with little to no advanced notice. In addition, the PRC government may intervene or influence our operations at any time with little to no advanced notice, which could result in a material change in our operations and/or the value of our common stock. These risks will become even more prominent and direct if we expand our operations into or develop a physical presence in China. For example, the PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. To the extent that we expand into China in the future, significantly adverse policies from the PRC may force us to divest of such Chinese operations or face other risks of forfeiture. Furthermore, the PRC government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We believe we are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. See also “Risk Factors – We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.” In addition, we believe that we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor, and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong currently, and in the future, in China, and the profitability of such business.

Our business and assets are primarily located in Hong Kong, and we intend to expand distribution of our products into China in the future. Accordingly, economic, political and legal developments in Hong Kong and the PRC will significantly affect our business, financial condition, results of operations and prospects. Policies of the PRC government can have significant effects on economic conditions in Hong Kong. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

•	Uncertainties regarding enforcement of laws in Hong Kong, and as we expand into China, the PRC;
•	changes in laws, regulations or their interpretation especially with respect to application of PRC tax, labor, currency restriction and other laws to Hong Kong operations, all of which can occur quickly and with little to no advanced notice;
•	confiscatory taxation or changes in taxation;
•	Currency revaluations or restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;
•	expropriation or nationalization of private enterprises, risks of forfeiture; and
•	the allocation of resources.

Substantial uncertainties and restrictions with respect to the political, legal and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and the PRC, and accordingly on the results of our operations and financial condition.

Our business operations (and product sales, if we expand distribution of our products into China) may be adversely affected by the current and future political environment in the PRC. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. We expect the Hong Kong and PRC legal systems to rapidly evolve in the near future with the Hong Kong legal system becoming closer aligned with legal system in China. There is a risk that the PRC government will intervene or influence our operations at any time, including exerting more oversight and control over companies operating in Hong Kong and the PRC, offerings conducted overseas and or foreign investment in Hong Kong and PRC based issuers, which could result in a material change in our operations and or the value of our common stock. These actions may be reflected in the changing interpretations and enforcement of many laws, regulations and rules in Hong Kong and the PRC that may not always be uniform and with little to no advance notice. Our business operations and our ability to operate in Hong Kong, offer or continue to offer securities to investors and continue to invest in Hong Kong and or PRC based issuers may be harmed by these changes in laws and regulations, including those relating to taxation, import and export tariffs, healthcare regulations, environmental regulations, land use and property ownership rights, and other matters. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Hong Kong or particular regions thereof, and could limit or completely hinder our ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in Hong Kong properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in us and could cause the value of our securities and your investment in our securities to significantly decline or be worthless.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little advance notice at any time, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as may cause possible problems to foreign investors.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

The Holding Foreign Companies Accountable Act (HFCAA) was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions. The PCAOB has made such designations as mandated under the HFCAA. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. If the authorities in Malaysia subsequently take a position disallowing the PCAOB to inspect our auditor, the lack of inspection could cause trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act and as a result, our securities may be delisted from applicable trading markets within the US.

If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

According to Article 177 of the Securities Law of the PRC (“Article 177”), overseas securities regulatory authorities are prohibited from engaging in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and Chinese entities or individuals are further prohibited from providing documents and information in connection with securities business activities to any organizations and/or persons abroad without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this report, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

We believe Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. Our principal business operation is conducted in Hong Kong. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with Hong Kong-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our service offerings, restricting the scope of our operations in Hong Kong, or causing the suspension or termination of our business operations in Hong Kong entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies (including Hong Kong) before their registration statements will be declared effective. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. Since we operate in Hong Kong, we cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference from China.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

While we are currently not subject to the laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection, there can be no assurance that such laws will continue to be inapplicable to us in the future as these laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain information about various aspects of our operations as well as regarding our employees and third parties. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the Standing Committee of the NPC passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. We do not know what regulations will be adopted or how such regulations will affect us and our listing on Nasdaq. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, we may be required to delist from Nasdaq and we may be subject to fines and penalties. On June 10, 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which took effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

We relied on the legal opinion of Ravenscroft & Schmierer, and has determined that we are not subject to the cybersecurity review by the CAC, given that: (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the Draft Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Draft Measures. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend or shut down our relevant business, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

Under the PRC enterprise income tax law, we may be classified as a “PRC resident enterprise”, which could result in unfavorable tax consequences to us and our shareholders and have a material adverse effect on our results of operations and the value of your investment.

Under the PRC enterprise income tax law that became effective on January 1, 2008, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. On April 22, 2009, the State Administration of Taxation, or the SAT, issued the Notice Regarding the Determination of Chinese-Controlled Overseas Incorporated Enterprises as PRC Tax Resident Enterprise on the Basis of De Facto Management Bodies, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Further to SAT Circular 82, on August 3, 2011, the SAT issued the Administrative Measures of Enterprise Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Trial), or SAT Bulletin 45, which became effective on September 1, 2011, to provide more guidance on the implementation of SAT Circular 82.

According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be considered a PRC tax resident enterprise by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its worldwide income only if all of the following conditions are met: (a) the senior management and core management departments in charge of its daily operations function have their presence mainly in the PRC; (b) its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (c) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (d) not less than half of the enterprise’s directors or senior management with voting rights habitually reside in the PRC. SAT Bulletin 45 further clarifies the resident status determination, post-determination administration as well as competent tax authorities.

Although SAT Circular 82 and SAT Bulletin 45 only apply to offshore incorporated enterprises controlled by PRC enterprises or PRC enterprise group instead of those controlled by PRC individuals or foreigners, the determination criteria set forth therein may reflect SAT’s general position on how the term “de facto management body” could be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners.

We believe that none of our entities outside of China is a PRC resident enterprise for PRC tax purposes even if the standards for “de facto management body” prescribed in the SAT Circular 82 are applicable to us. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that we or any of our subsidiaries outside of China is a PRC resident enterprise for enterprise income tax purposes, we may be subject to PRC enterprise income on our worldwide income at the rate of 25%, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations.

Although dividends paid by one PRC tax resident to another PRC tax resident should qualify as “tax-exempt income” under the enterprise income tax law, we cannot assure you that dividends by our Hong Kong subsidiary to our British Virgin Islands holding company or Delaware holding company will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax on dividends, and the PRC tax authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.

Non-PRC resident holders of our common stock may also be subject to PRC withholding tax on dividends paid by us and PRC tax on gains realized on the sale or other disposition of common stock, if such income is sourced from within the PRC. The tax would be imposed at the rate of 10% in the case of non-PRC resident enterprise holders and 20% in the case of non-PRC resident individual holders. In the case of dividends, we would be required to withhold the tax at source. Any PRC tax liability may be reduced under applicable tax treaties or similar arrangements. Although our holding companies are incorporated in Delaware and the British Virgin Islands, it remains unclear whether dividends received and gains realized by non-PRC resident holders of our common stock will be regarded as income from sources within the PRC if we are classified as a PRC resident enterprise. Any such tax will reduce the returns on your investment in our common stock.

We cannot assure you that the PRC tax authorities will not, at their discretion, adjust any capital gains and impose tax return filing and withholding or tax payment obligations with respect to any internal restructuring, and our Hong Kong subsidiary may be requested to assist in the filing. Any PRC tax imposed on a transfer of our shares not through a public stock exchange, or any adjustment of such gains would cause us to incur additional costs and may have a negative impact on the value of your investment in the company.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our Hong Kong subsidiaries, either as a shareholder loan or as an increase in registered capital, may become subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. It is unclear if Hong Kong subsidiaries will be deemed a PRC subsidiary. If Hong Kong subsidiaries are deemed to be PRC subsidiaries, (i) any foreign loan procured by our Hong Kong subsidiaries will be required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our Hong Kong subsidiaries will not be able to procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our Hong Kong subsidiaries, if required. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our Hong Kong operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our Hong Kong subsidiaries. This is because there is no statutory limit on the amount of registered capital for our Hong Kong subsidiaries, and we are allowed to make capital contributions to our Hong Kong subsidiaries by subscribing for their initial registered capital and increased registered capital, provided that the Hong Kong subsidiaries complete the relevant filing and registration procedures.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the SAFE on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. If Safe Circulars 16 and 19 are interpreted to apply to the Hong Kong Dollar, our ability to use Hong Kong Dollars converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in Hong Kong, to invest in or acquire any other Hong Kong or PRC companies may be limited, which may adversely affect our business, financial condition and results of operations.

Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other cash payments is limited.

We are a holding company whose primary assets are our ownership of the equity interests in our subsidiaries. We conduct no other business and, as a result, we depend entirely upon our subsidiaries earnings and cash flow. If we decide in the future to pay dividends or make other payments, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. Our subsidiaries and projects may be restricted in their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses or debt service, appropriation to reserves prescribed by laws and regulations, covering losses in previous years, restrictions on the conversion of local currency into U.S. dollars or other hard currency, completion of relevant procedures with governmental authorities or banks and other regulatory restrictions. Under the applicable PRC laws and regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside a portion of its after-tax profit to fund specific reserve funds prior to payment of dividends. In particular, at least 10% of its after-tax profits based on PRC accounting standards each year is required to be set aside towards its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of any of these currencies into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations –China.” We do not presently have any intention to declare or pay dividends in the future. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our shares of common stock, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency such as the RMB, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

Under the Enterprise Income Tax Law and its implementation regulations issued by the State Council of the PRC, unless otherwise provided under relevant tax treaties, a 10% PRC withholding tax is applicable to dividends payable to investors that are non-resident enterprises, which do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Similarly, any gain realized on the transfer of shares by such investors is also subject to PRC tax at a current rate of 10%, subject to any reduction or exemption set forth in relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise, dividends paid on our shares, and any gain realized from the transfer of our shares, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends payable to individual investors who are non-PRC residents and any gain realized on the transfer shares by such investors may be subject to PRC tax at a current rate of 20%, subject to any reduction or exemption set forth in applicable tax treaties. It is unclear whether we or any of our subsidiaries established outside of China are considered a PRC resident enterprise or whether holders of shares would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas. If dividends payable to our non-PRC investors, or gains from the transfer of our shares by such investors are subject to PRC tax, the value of your investment in our shares may decline significantly. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – China.”

Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.

Under the PRC Enterprise Income Tax Law, or the New EIT Law, and its amendment and implementation rules, which became effective in January 2008, an enterprise established outside of the PRC with a “de facto management body” located within the PRC is considered a PRC resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income. The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel and human resources, finance and treasury, and business combination and disposition of properties and other assets of an enterprise.” On April 22, 2009, the State Administration of Taxation (the “SAT”), issued a circular, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although the SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in the SAT Circular 82 may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the resident status of all offshore enterprises for the purpose of PRC tax, regardless of whether they are controlled by PRC enterprises or individuals. Although we do not believe that our legal entities organized outside of the PRC constitute PRC resident enterprises, it is possible that the PRC tax authorities could reach a different conclusion. In such case, we may be considered a PRC resident enterprise and may therefore be subject to the 25% enterprise income tax on our global income, which could significantly increase our tax burden and materially and adversely affect our cash flow and profitability. In addition to the uncertainty regarding how the new PRC resident enterprise classification for tax purposes may apply, it is also possible that the rules may change in the future, possibly with retroactive effect. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – China.”

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

We face uncertainties regarding the reporting on and consequences of private equity financing transactions involving the transfer of shares in the Company by non-resident investors. In February 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Bulletin 7, as amended in 2017. Pursuant to this bulletin, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to SAT Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immovable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consist of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immovable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. SAT Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of SAT Bulletin 7. We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. We may be subject to filing obligations or taxed if we are a transferor in such transactions, and may be subject to withholding obligations if we are a transferee in such transactions under SAT Bulletin 7. For transfer of shares in us by investors that are non-PRC resident enterprises, our Hong Kong subsidiary may be requested to assist in the filing under SAT Bulletin 7. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that we should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The M&A Rules and certain other PRC regulations may make it more difficult for us to pursue growth through acquisitions.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established complex procedures and requirements for acquisition of Chinese companies by foreign investors, including requirements in some instances that the Ministry of Commerce of the PRC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law promulgated by the Standing Committee of the National People’s Congress, which became effective in 2008, requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by the Ministry of Commerce before they can be completed. In addition, the security review rules issued by the Ministry of Commerce and became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the Ministry of Commerce, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement.

In the future, we may pursue potential strategic acquisitions that are complementary to our business and operations. Complying with the requirements of the above-mentioned regulations and other rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share. Furthermore, according to the M&A Rules, if a PRC entity or individual plans to merger or acquire its related PRC entity through an overseas company legitimately incorporated or controlled by such entity or individual, such a merger and acquisition will be subject to examination and approval by the Ministry of Commerce. The application and interpretations of M&A Rules are still uncertain, and there is possibility that the PRC regulators may promulgate new rules or explanations requiring that we obtain approval of the Ministry of Commerce for our completed or ongoing mergers and acquisitions. There is no assurance that we can obtain such approval from the Ministry of Commerce for our mergers and acquisitions, and if we fail to obtain those approvals, we may be required to suspend our acquisition and be subject to penalties. Any uncertainties regarding such approval requirements could have a material adverse effect on our business, results of operations and corporate structure.

Furthermore, the M&A Rules, among other things, purport to require that an offshore special purpose vehicle controlled directly or indirectly by PRC domestic companies or individuals and formed for purposes of overseas listing through acquisition of PRC domestic interests obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The CSRC has not issued any definitive rules or interpretations concerning whether offerings such as this offering are subject to the CSRC approval procedures under the M&A Rules. Although we are of the position that we are not required to obtain approval from the CSRC under the M&A Rules for listing and trading of our securities after the consummation of the Business Combination, uncertainties still exist as to how the M&A Rules will be interpreted and implemented and the opinion stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

PRC regulations relating to offshore investment activities by PRC residents may limit our Hong Kong subsidiary’s ability to increase their registered capital or distribute profits to us or otherwise expose us to liability and penalties under PRC law.

The State Administration of Foreign Exchange (“SAFE”) promulgated the Circular on Relevant Issues Relating to PRC Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC residents or entities, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions.

SAFE Circular 37 is issued to replace the Circular on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments through Overseas Special Purpose Vehicles. If our shareholders who are PRC residents or entities do not complete their registration with the local SAFE branches, our Hong Kong subsidiary may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our Hong Kong subsidiary. Moreover, failure to comply with SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in us, nor can we compel our shareholders to comply with the requirements of SAFE Circular 37. As a result, we cannot assure you that all of our shareholders who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37. Failure by such shareholders to comply with SAFE Circular 37, or failure by us to amend the foreign exchange registrations of its Hong Kong subsidiary, if applicable, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our Hong Kong subsidiary’s ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – PRC Regulations Relating to Foreign Exchange” and “Government and Industry Regulations – PRC Regulations Relating to Dividend Distributions.”

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our Hong Kong subsidiary, either as a shareholder loan or as an increase in registered capital, may become subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. It is unclear if Hong Kong subsidiaries will be deemed a PRC subsidiary. If Hong Kong subsidiaries are deemed to be PRC subsidiaries, (i) any foreign loan procured by our Hong Kong subsidiary will be required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our Hong Kong subsidiary will not be able to procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our Hong Kong subsidiary, if required. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our Hong Kong operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our Hong Kong subsidiary. This is because there is no statutory limit on the amount of registered capital for our Hong Kong subsidiary, and we are allowed to make capital contributions to our Hong Kong subsidiary by subscribing for their initial registered capital and increased registered capital, provided that the Hong Kong subsidiary complete the relevant filing and registration procedures.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. If Safe Circulars 16 and 19 are interpreted to apply to the Hong Kong Dollar, our ability to use Hong Kong Dollars converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in Hong Kong, to invest in or acquire any other Hong Kong or PRC companies may be limited, which may adversely affect our business, financial condition and results of operations.

Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.

We are a holding company incorporated in Delaware with our operating subsidiary located in Hong Kong. Accordingly, most of our cash is maintained in Hong Kong Dollars. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Current PRC regulations permit PRC subsidiaries to pay dividends to foreign parent companies only out of their accumulated after-tax profits upon satisfaction of relevant statutory condition and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, PRC subsidiaries are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. Furthermore, if PRC subsidiaries and their subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to the foreign parent company, which may restrict the ability of the foreign parent company to satisfy its liquidity requirements. If such restrictions on dividend and other payments are interpreted to apply to Hong Kong entities, our ability to rely on payments from our Hong Kong subsidiary will be adversely affected.

In addition, the Enterprise Income Tax Law of the PRC, or the PRC EIT Law, and its implementation rules provide that withholding tax rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – PRC Regulations Relating to Foreign Exchange” and “Government and Industry Regulations – PRC Regulations Relating to Dividend Distributions.”

Governmental control of currency conversion may limit our ability to utilize revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny of major outbound capital movement including overseas direct investment. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. If any of our shareholders regulated by such policies fail to satisfy the applicable overseas direct investment filing or approval requirement timely or at all, it may be subject to penalties from the relevant PRC authorities. The PRC government may at its discretion further restrict access in the future to foreign currencies for current account transactions.

We receive substantially all of our revenues in Hong Kong Dollars. Under our current corporate structure, our Delaware holding company may rely on dividend payments from our Hong Kong subsidiary to fund any cash and financing requirements that we may have. If the PRC government expands its currency controls to include the Hong Kong Dollar, we will be required to obtain SAFE approval to use cash generated from the operations of our Hong Kong subsidiary and consolidated affiliated entities to pay off their respective debt in a currency other than Hong Kong Dollar or Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi or the Hong Kong Dollar. We may be prevented from obtaining sufficient foreign currencies to satisfy our foreign currency demands. As a result, we may not be able to pay dividends in foreign currencies to its shareholders. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – PRC Regulations Relating to Foreign Exchange” and “Government and Industry Regulations – PRC Regulations Relating to Dividend Distributions.”

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In the meantime, our directors, executive officers and other employees who are PRC citizens or who are non-PRC residents residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, and who have been granted incentive share awards by us, may follow the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or 2012 SAFE notices, promulgated by the SAFE in 2012. Pursuant to the 2012 SAFE notices, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Our executive officers and other employees who are PRC citizens or who reside in the PRC for a continuous period of not less than one year and who have been granted options will be subject to these regulations. It is unclear if these regulations will be expanded to include Hong Kong residents or citizens. Failure to complete the SAFE registrations may subject them to fines, and legal sanctions and may also limit our ability to contribute additional capital into our Hong Kong subsidiary and limit our Hong Kong subsidiary’s ability to distribute dividends to us if Hong Kong residents or citizens are covered under these PRC regulations. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

The SAT has issued certain circulars concerning employee share options and restricted shares. Under these circulars, employees working in China who exercise share options or are granted restricted shares will be subject to PRC individual income tax. It is unclear whether these regulations will be expanded in the future to cover our employees in Hong Kong. Our Hong Kong subsidiary may become obligated to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC governmental authorities.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in Hong Kong and China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around the effects of US-China governmental policies and political climate, financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions, and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely negatively affected and your investment in our stock could be rendered worthless.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Hong Kong based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations are conducted in Hong Kong. Moreover, most of our current directors and officers are nationals or residents of Hong Kong. All or a substantial portion of the assets of these persons are located outside the United States and in the Hong Kong. As a result, it may not be possible to effect service of process within the United States or elsewhere outside Hong Kong upon these persons. In addition, uncertainty exists as to whether the courts of Hong Kong would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof.

Risks Related to Our Finances and Capital Requirements

We will need additional funding and may be unable to raise capital when needed, which would force us to delay any business expansions or acquisitions.

Our business plan contemplates the expansion of our operations through organic means and through acquisitions or investments in additional complementary businesses, products and technologies. While we currently have no commitments or agreements relating to any of these types of transactions, we do not generate sufficient revenue from operations to finance expansion or acquisition needs. We expect to finance such future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Relating to Securities Markets and Investment in Our Stock

There is presently none and there may not ever be an active market for our Common Stock. There are restrictions on the transferability of these securities.

There currently is no market for our Common Stock and, except as otherwise described herein, we have no plans to file any registration statement or otherwise attempt to create a market for the shares. Even if an active market develops for the shares, Rule 144, which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

Our common stock is subject to the “penny stock” rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute "penny stock". Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our insiders beneficially own a significant portion of our stock, and accordingly, may have control over stockholder matters, our business and management.

As of the date of this report, Fu Wah, our Chief Executive officer and director, and Silver Bloom Properties Limited, our major stockholder, collectively beneficially own 2,835,820,896 shares of our common stock, or approximately 58.98% of our issued and outstanding shares of common stock. As a result, our management team will have significant influence to:

•	Elect or defeat the election of our directors;
•	Amend or prevent amendment of our articles of incorporation or bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our management team, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management. In addition, sales of significant amounts of shares held by our management team, or the prospect of these sales, could adversely affect the market price of our common stock. Our management team’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this registration statement.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

The Company does not intend to seek registration or qualification of its shares of common stock the subject of this offering in any State or territory of the United States. Aside from a “secondary trading” exemption, other exemptions under state law and the laws of US territories may be available to purchasers of the shares of common stock sold in this offering.

Anti-takeover effects of certain provisions of Delaware state law hinder a potential takeover of our company.

Though not now, in the future we may become subject to Delaware’s business combination law which prohibits certain business combinations between Delaware corporations and "interested stockholders" for three years after the "interested stockholder" first becomes an "interested stockholder," unless the corporation's board of directors approves the combination in advance. For purposes of Delaware law, an "interested stockholder" is any person who is the beneficial owner, directly or indirectly, of fifteen percent or more of the voting power of the outstanding voting shares of the corporation. A corporation is subject to Delaware’s business combination law if it has more than 2000 stockholders or has its securities listed on a national securities exchange. The effect of Delaware’s business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may never be able to sell shares when desired. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our Common Stock at a profit.

 We currently provide solutions for other companies who are in the fields of developing high power, high voltage power supply and wireless charging technologies.

The market prices for our securities companies may be volatile and may fluctuate substantially due to many factors, including:

•	market conditions in the wireless charging and smart power supply sectors or the economy as a whole;
•	price and volume fluctuations in the overall stock market;
•	announcements of the introduction of new products and services by us or our competitors;
•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	additions or departures of key personnel;
•	legislation, including measures affecting e-commerce or infrastructure development; and
•	developments concerning current or future strategic collaborations

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

Our corporate and executive office is located at Unit 1813, 18/F, Fo Tan Industrial Centre, 26-28 Au Pui Wan Street, Fo Tan, Hong Kong, telephone number +852 3585 8905. We are parties to commit with office rental agreement at a monthly rate of $3,469, in a term of 24 months.

We believe that our current facilities are adequate for our current needs. We expect to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. Legal Proceedings.

There are no material pending legal proceedings to which we or our subsidiaries are a party or to which any of our or their property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, affiliates or any owner of record or beneficially of more than 5% of our common stock, or any associate of any of the foregoing, is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “KRFG”. As of June 6, 2022, the last closing price of our securities was $0.0010.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended March 31, 2022:
Fourth Quarter	$0.0077	$0.00135
Third Quarter	$0.0190	$0.0042
Second Quarter	$0.0345	$0.0101
First Quarter	$0.0169	$0.0003

Fiscal year ended March 31, 2021:
Fourth Quarter	$0.0029	$0.0004
Third Quarter	$0.0008	$0.0003
Second Quarter	$0.0007	$0.0003
First Quarter	$0.0006	$0.0002

(b)  Approximate Number of Holders of Common Stock

As of May 31, 2022, there were approximately 1,011 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the years reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

None.

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6.  RESERVED.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended March 31, 2022 and 2021. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “Hong Kong Dollar” are to the Hong Kong Dollar, the legal currency of the Hong Kong Special Administrative Region of the People’s Republic of China. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Forward-Looking Statements

Statements in the following discussion and throughout this registration statement that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this registration statement because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this registration statement or to reflect actual outcomes. Please see “Forward Looking Statements” at the beginning of this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our combined and consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this report.

Overview

King Resources, Inc. is a holding company, through its subsidiaries, engaged primarily in Hong Kong.

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

We are currently at the market introduction phase as we are preparing to launch our first batch of smart chargers to the market. For the years ended March 31, 2022 and 2021, we reported a net loss of $60,166 and $133,331, respectively. As of March 31, 2022, we had current assets of $91,269 and current liabilities of $1,887,152. As of March 31, 2021, we had current assets of $107,492 and current liabilities of $1,844,578.

Our financial statements for the years ended March 31, 2022 and 2021 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

We operate through our wholly-owned subsidiary Powertech Corporation Limited, a limited liability company organized under the laws of Hong Kong. We currently provide solutions for other companies who are in the fields of developing high power, high voltage power supply and wireless charging technologies. We are currently preparing trial sales of our 65W AC-DC Type C PD chargers, USB-C multiport hub, USB-C mini hub, 65W power bank with 30,000mAh and other accessories through our online store.

Results of Operations

Comparison of the fiscal years ended March 31, 2022 and 2021

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended March 31,
	2022	2021
Revenue, net	$385,406	$77,389
Cost of revenue	(68,046)	(40,555)
Gross profit	317,360	36,834
Operating expenses:
Research and development expenses	(59,385)	(94,966)
Sales and marketing expenses	(915)	–
General and administrative expenses	(317,226)	(78,707)
Loss from operation	(60,166)	(136,839)
Other income, net	–	3,508
Loss before income taxes	(60,166)	(133,331)
Income tax expense	–	–
Net loss	$(60,166)	$(133,331)

Revenue

During the year ended March 31, 2022, the following customers accounted for 10% or more of our total net revenues

	Year ended March 31, 2022		March 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
TLD Optoelectronic Technology Limited	$385,406	100%	$–

During the year ended March 31, 2021, the following customers accounted for 10% or more of our total net revenues:

	Year ended March 31, 2021		March 31, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Intelligent Media (Hong Kong) Company Limited (related party)	$77,389	100%	$38,587

Cost of Revenue

Cost of revenue for the years ended March 31, 2022 and 2021, was $68,046 and $40,555, respectively. The increase was primarily attributable to the allocation to direct staff cost associated with R&D of the wireless charging project.

Gross Profit

We achieved a gross profit of $317,360 and $36,834 for the years ended March 31, 2022 and 2021, respectively. The increase in gross profit was attributable to an increase in revenue from our research businesses.

Research and Development Expenses (“R&D”)

Research and development expenses was $59,385 and $94,966 for the years ended March 31, 2022 and 2021, respectively. The decrease in expenses was primarily attributable to the decrease in R&D expenses associate with the wireless charging project, and allocation to direct cost associated with R&D support being rendered in revenue generating activities.

Sales and Marketing Expenses

Sales and marketing expenses was $915 and $0 for the years ended March 31, 2022 and 2021, respectively. The expenses primarily include costs related to public relations and promotional expenses.

General and Administrative Expenses (“G&A”)

General and administrative expenses was $317,226 and $78,707 for the years ended March 31, 2022 and 2021, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses increased by approximately $238,519 in the year ended March 31, 2022 from $78,707 in the year of 2021. The increase was primarily attributable to the increase in professional fees and salaries.

Income Tax Expense

No income tax expense incurred during the year ended March 31, 2022 and 2021.

Net loss

As a result of the above, we reported net loss of $60,166 for the year ended March 31, 2022, as compared to $133,331 for the year ended March 31 ,2021, a decrease was mainly attributable to market acceptance of our products and services, which led to revenue growth in the business operation.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the years ended March 31, 2022 and 2021.

	Years ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$86,113	$(187,108)
Net cash used in investing activities	(8,087)	(13,097)
Net cash (used in) provided by financing activity	(103,654)	220,420

Net Cash Provided By (Used In) Operating Activities

For the year ended March 31, 2022, net cash provided by operating activities was $86,113, which consisted primarily of a net loss of $60,166, an increase in inventories of $9,252, an increase in deposits, prepayments and other receivables of $41,144, and a decrease of lease liabilities of $39,871, offset by a decrease in accounts receivable, related party of $38,541, an increase in accrued liabilities and other payables of $153,643, plus non-cash items such as, depreciation of $38,685, amortization of $4,308 and non-cash lease expenses of $1,369.

For the year ended March 31, 2021, net cash used in operating activities was $187,108, which consisted primarily of a net loss of $133,331, an increase in prepayments and deposits of $9,021, and increase in accounts receivable, related party of $38,587, an increase in inventories of $8,424, and a decrease of lease liabilities of $40,242, offset by an increase in accrued liabilities and other payables of $1,413, plus non-cash items such as, depreciation of $38,477 and non-cash lease expenses of $2,607.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities to finance our operations and future acquisitions.

Net Cash Used In Investing Activities

For the year ended March 31, 2022, net cash used in investing activities was $8,087, which consisted of purchase of property and equipment of $5,536 and addition of intangible assets of $2,551.

For the year ended March 31, 2021, net cash used in investing activities was $13,097, which consisted of addition of intangible assets.

Net Cash (Used In) Provided by Financing Activity

For the year ended March 31, 2022, net cash used in financing activity was $103,654, which consisted of repayment to related parties.

For the year ended March 31, 2021, net cash provided by financing activity was $220,420, which consisted of advances from related parties.

Working Capital

As of March 31, 2022, we had cash and cash equivalents of $14,864, inventories of $17,617, deposits, prepayments and other receivables of $58,788.

As of March 31, 2021, we had cash and cash equivalents of $42,463, accounts receivable, related party, of $38,587, inventories of $8,424, deposits, prepayments and other receivables of $18,018.

As of March 31, 2022 and 2021, we had working capital deficit of $1,795,883 and $1,737,086, respectively.

We expect to incur significantly greater expenses in the near future as we expand our business or enter into strategic partnerships. We also expect our technology and development, sales and marketing expenses to increase as we enhance our e-commerce platform and spend more efforts in building up customers and communities and incur additional costs in investors and partnerships relationship for long-term corporate development.

During the year, we did not pay dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Going Concern

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

We expect to incur production, marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be significantly higher than 2022. As of March 31, 2022, we had an accumulated deficit of $6,568,493. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of March 31, 2022:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	1,683,063	1,683,063	–	–	–
Tax obligation	–	–	–	–	–
Operating lease liability	38,697	38,697
Other contractual liabilities (1)	165,392	165,392	–	–	–
Commercial commitments
Bank loan repayment	–	–	–	–	–
Total obligations	1,887,152	1,887,152	–	–	–

(1) Includes all obligations included in “Accrued liabilities and other payables” in current liabilities in the “Consolidated Balance Sheet” that are contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to consolidated financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following accounting policies are critical in the preparation of our consolidated financial statements.

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the year include the valuation and useful lives of intangible assets and deferred tax valuation allowance.

•	Basis of consolidation

The consolidated financial statements include the accounts of KRFG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the years ended March 31, 2022 and 2021, the Company operates in one reportable operating segment in Hong Kong.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2022 and 2021, there was no allowance for doubtful accounts.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2022 and 2021, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the years ended March 31, 2022 and 2021.

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

Expenditures for repair and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•	Website development costs

The Company accounts for its website development costs in accordance with ASC 350-50, Website Development Costs. These costs, if any, are included in intangible assets in the accompanying consolidated financial statements. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated useful life of five years.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years ended March 31, 2022 and 2021.

•	Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

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

Costs incurred in connection with the research and development, are included in cost of revenue. Product development costs charged to billable projects are recorded as cost of revenue, which consist primarily of costs associated with personnel, supplies and materials.

•	Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the years ended March 31, 2022 and 2021, the Company received government subsidies of $0 and $3,482, which are recognized as subsidy income in the consolidated statements of operations.

•	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended March 31, 2022 and 2021.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Year-end HKD:US$ exchange rate	0.1277	0.1286
Annualized average HKD:US$ exchange rate	0.1285	0.1290

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use assets may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC Topic 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

The Company made the policy election to not separate lease and non-lease components. Each lease component and the related non-lease components are accounted for together as a single component.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

•	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU became effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The adoption of ASU 2021-04 on April 1, 2022 will not have a material impact on the Company’s financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  Financial Statements and Supplementary Data.

The consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

KING RESOURCES INC.

J&S ASSOCIATE (AF002380) (Registered with US PCAOB and Malaysia MIA) Block C-6-3, Megan Avenue 1, 189 Off Jalan Tun Razak, 50400, Kuala Lumpur, Malaysia.	Tel : +6019 280 2989 Email : info@jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

KING RESOURCES, INC.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of King Resources, Inc. and its subsidiaries (the ‘Company’) as of March 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the years ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended March 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $6,568,493 as of March 31, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgements.

We determined that there are no critical audit matters.

/s/ J&S Associate

Certified Public Accountants

Firm ID: 6743

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

June 24, 2022

KING RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$14,864	$42,463
Accounts receivable, related party	–	38,587
Inventories	17,617	8,424
Deposits, prepayments and other receivables	58,788	18,018

Total current assets	91,269	107,492

Non-current assets:
Property and equipment	5,208	–
Right-of-use assets	72,129	31,798
Intangible assets	19,469	21,352

Total non-current assets	96,806	53,150

TOTAL ASSETS	$188,075	$160,642

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued liabilities and other payables	$165,392	$11,896
Amounts due to related parties	1,683,063	1,799,977
Lease liabilities	38,697	32,705

Total current liabilities	1,887,152	1,844,578

Non-current liability:
Lease liabilities	33,721	–

TOTAL LIABILITIES	1,920,873	1,844,578

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.001, 85,000,000 shares authorized, 35,000,000 shares undesignated as of March 31, 2022 and 2021	–	–
Preferred Stock, Series C, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding at March 31, 2022 and 2021, respectively	30,000	30,000
Common stock, par value $0.001, 6,000,000,000 shares authorized, 4,807,802,061 shares issued and outstanding at March 31, 2022 and 2021, respectively	4,807,802	4,807,802
Accumulated other comprehensive loss	(2,107)	(13,411)
Accumulated deficit	(6,568,493)	(6,508,327)

Stockholders’ deficit	(1,732,798)	(1,683,936)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$188,075	$160,642

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2022	2021

Revenue, net	$385,406	$77,389
Cost of revenue	(68,046)	(40,555)

Gross profit	317,360	36,834

Operating expenses:
Research and development expenses	(59,385)	(94,966)
Sales and marketing expenses	(915)	–
General and administrative expenses	(317,226)	(78,707)
Total operating expenses	(377,526)	(173,673)

Loss from operation	(60,166)	(136,839)

Other income:
Subsidy income	–	3,482
Sundry income	–	26
Total other income	–	3,508

LOSS BEFORE INCOME TAXES	(60,166)	(133,331)

Income tax expense	–	–

NET LOSS	(60,166)	(133,331)

Other comprehensive income (loss):
– Foreign currency adjustment gain	11,304	4,646

COMPREHENSIVE LOSS	$(48,862)	$(128,685)

Net loss per share – Basic and Diluted*
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

Weighted average outstanding shares
– Basic	4,807,802,061	4,807,802,061
– Diluted#	7,807,802,061	7,807,802,061

*Less than $0.001

# Subject to the increase in authorized capital

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(60,166)	$(133,331)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,685	38,477
Amortization	4,308	–
Non-cash lease expenses	1,369	2,607

Change in operating assets and liabilities:
Accounts receivable, related party	38,541	(38,587)
Inventories	(9,252)	(8,424)
Deposit, prepayments and other receivables	(41,144)	(9,021)
Accrued liabilities and other payables	153,643	1,413
Right-of-use assets and lease liabilities	(39,871)	(40,242)

Net cash provided by (used in) operating activities	86,113	(187,108)

Cash flows from investing activities:
Purchase of property and equipment	(5,536)	–
Addition of intangible assets	(2,551)	(13,097)

Net cash used in investing activities	(8,087)	(13,097)

Cash flows from financing activities:
Advances from related parties	(103,654)	220,420

Net cash (used in) provided by financing activities	(103,654)	220,420

Foreign currency translation adjustment	(1,971)	4,644

Net change in cash and cash equivalents	(27,599)	24,859

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	42,463	17,604

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,864	$42,463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–
Lease obligation and Right-of-use asset	$78,686	$–

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock Series C		Common stock		Accumulated other comprehensive income	Accumulated	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	(loss)	losses	deficit

Balance as of April 1, 2020	30,000,000	$30,000	4,807,802,061	$4,807,802	$(18,057)	$(6,374,996)	$(1,555,251)

Foreign currency translation adjustment	–	–	–	–	4,646	–	4,646
Net loss for the year	–	–	–	–	–	(133,331)	(133,331)

Balance as of March 31, 2021	30,000,000	$30,000	4,807,802,061	$4,807,802	$(13,411)	$(6,508,327)	$(1,683,936)

Balance as of April 1, 2021	30,000,000	30,000	4,807,802,061	4,807,802	(13,411)	(6,508,327)	(1,683,936)

Foreign currency translation adjustment	–	–	–	–	11,304	–	11,304
Net loss for the year	–	–	–	–	–	(60,166)	(60,166)

Balance as of March 31, 2022	30,000,000	$30,000	4,807,802,061	$4,807,802	$(2,107)	$(6,568,493)	$(1,732,798)

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE –1 DESCRIPTION OF BUSINESS AND ORGANIZATION

King Resources, Inc. (the “Company”) was incorporated in the State of Delaware on September 8, 1995 under the name of ARXA International Energy, Inc. On June 4, 2001, the Company changed its name to King Resources, Inc. Currently, the Company through its subsidiaries, is engaged primarily in the development of smart power supply solutions and products in Hong Kong.

On December 15, 2021, the Company consummated the Share Exchange Transaction (the “Share Exchange”) among Powertech Management Limited (“PML”) and its shareholders. The Company acquired all of the issued and outstanding shares of PML from PML’s shareholders, in exchange for 2,835,820,896 shares of the issued and outstanding common stock. On January 25, 2022, the Company issued the shares to PML’s shareholders and completed the Share Exchange Transaction, PML became a 100% owned subsidiary of the Company.

Prior to the Share Exchange, the Company was considered as a shell company due to its nominal assets and limited operation. The transaction was treated as a recapitalization of the Company.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Powertech Management Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

Powertech Corporation Limited	Hong Kong	Provision of information technology services	10,000 ordinary shares for HK$10,000	100%

The Company and its subsidiaries are hereinafter referred to as the “Company”.

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the year include the valuation and useful lives of intangible assets and deferred tax valuation allowance.

•	Basis of consolidation

The consolidated financial statements include the accounts of KRFG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the years ended March 31, 2022 and 2021, the Company operates in one reportable operating segment in Hong Kong.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2022 and 2021, there was no allowance for doubtful accounts.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2022 and 2021, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the years ended March 31, 2022 and 2021.

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

Expenditures for repair and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•	Website development costs

The Company accounts for its website development costs in accordance with ASC 350-50, Website Development Costs. These costs, if any, are included in intangible assets in the accompanying consolidated financial statements. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated useful life of five years.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years ended March 31, 2022 and 2021.

•	Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

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

Costs incurred in connection with the research and development, are included in cost of revenue. Product development costs charged to billable projects are recorded as cost of revenue, which consist primarily of costs associated with personnel, supplies and materials.

•	Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the years ended March 31, 2022 and 2021, the Company received government subsidies of $0 and $3,482, which are recognized as subsidy income in the consolidated statements of operations.

•	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended March 31, 2022 and 2021.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the year ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Year-end HKD:US$ exchange rate	0.1277	0.1286
Annualized average HKD:US$ exchange rate	0.1285	0.1290

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use assets may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC Topic 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

The Company made the policy election to not separate lease and non-lease components. Each lease component and the related non-lease components are accounted for together as a single component.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

•	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

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

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU became effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The adoption of ASU 2021-04 on April 1, 2022 will not have a material impact on the Company’s financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE – 3 GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $6,568,493 at March 31, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern in the next twelve months is dependent upon the continued financial support from its stockholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 4 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	As of March 31,
	2022	2021

Office equipment	$15,779	$10,144
Furniture and fixtures	12,123	12,005
Computer equipment	24,961	24,719
Foreign translation difference	(337)	459
	52,526	47,327
Less: accumulated depreciation	(47,659)	(46,874)
Less: foreign translation difference	341	(453)
	$5,208	$–

Depreciation expense for the years ended March 31, 2022 and 2021 were $330 and $214, respectively.

NOTE – 5 INTANGIBLE ASSETS

As of March 31, 2022 and 2021, intangible assets consisted of the following:

	Useful life	March 31, 2022	March 31, 2021
At cost:
Website development cost	5 years	$21,352	$21,352
Trademarks	10 years	2,552	–
Less: accumulated amortization		(4,308)	–
Foreign translation adjustment		(127)	–
		$19,469	$21,352

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

During the year ended March 31, 2022, amortization of intangible assets was $4,308. During the year ended March 31, 2021, there was no amortization as the website was not ready to be commercially launched to the market.

As of March 31, 2022, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Year ending March 31:	Amount
2023	$4,495
2024	4,495
2025	4,495
2026	4,495
2027	255
Thereafter	1,234
Total	$19,469

NOTE – 6 AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances for working capital purpose. The amounts are from the Company’s shareholders and their controlling companies, which were unsecured, interest-free with no fixed term of repayment. The related parties balance was $1,683,063 and $1,799,977, as of March 31, 2022 and 2021, respectively.

NOTE –7 LEASE

As of March 31, 2022, the Company entered into an operating lease with a lease term of 2 years, commencing from February 22, 2022.

Right of use assets and lease liability – right of use are as follows:

	As of March 31,
	2022	2021

Right-of-use assets	$72,129	$31,798

The lease liability – right of use is as follows:

	As of March 31,
	2022	2021

Current portion	$38,697	$32,705
Non-current portion	33,721	–

Total	$72,418	$32,705

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The weighted average discount rate for the operating lease is 5%.

As of March 31, 2022, the operating lease payment of $38,697 will mature in the next 12 months.

NOTE – 8 STOCKHOLDERS’ DEFICIT

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

Series C Preferred Stock

The Company has designated 50,000,000 shares of Series C Preferred Stock. Each one share of Series C Convertible Preferred Stock converts into 100 shares of common stock of the Company at the election of the holder, subject to equitable adjustments.

As of March 31, 2022 and 2021, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company had 1,971,981,165 shares of common stock, prior to the merger with PML. On December 15, 2021, the Company consummated the Share Exchange Transaction among PML and its shareholders. The Company acquired all of the issued and outstanding shares of PML from PML’s shareholders, in exchange for 2,835,820,896 shares of the issued and outstanding common stock. On January 25, 2022, the Company issued the shares to PML’s shareholders and completed the Share Exchange Transaction, PML became a 100% owned subsidiary of the Company. All share numbers in these consolidated financial statements and footnotes have been retrospectively restated to give effect to the merger, as if the merger had taken place at the beginning of the earliest date presented.

As of March 31, 2022 and 2021, the Company had 4,807,802,061 shares of common stock issued and outstanding.

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE – 9 NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years ended March 31, 2022 and 2021:

	Years ended March 31,
	2022	2021

Net income (loss) attributable to common shareholders	$(60,166)	$(133,331)

Weighted average common shares outstanding:
– Basic	4,807,802,061	4,807,802,061
– Diluted	7,807,802,061	7,807,802,061

Net (loss) income per share:
– Basic#	$(0.00)	$0.00
– Diluted#	$(0.00)	$0.00

____________________

# Less than $0.001

NOTE – 10 INCOME TAX

For the years ended March 31, 2022 and 2021, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended March 31,
	2022	2021
Tax jurisdiction from:
- Local	$(179,782)	$–
- Foreign, including
British Virgin Islands	(3,846)	–
Hong Kong	123,462	(133,331)

Loss before income taxes	$(60,166)	$(133,331)

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The provision for income taxes consisted of the following:

	Years ended March 31,
	2022	2021
Current tax:
- Local	$–	$–
- Foreign	19,521	–

Deferred tax
- Local	–	–
- Foreign	(19,521)	–

Income tax expense	$–	$–

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

KRFG is registered in the State of Delaware and is subject to tax laws of the United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the years presented. Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company.

For the years ended March 31, 2022 and 2021, there were no operating income in the U.S. tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended March 31, 2022 and 2021 is as follows:

	Years ended March 31,
	2022	2021

Income (Loss) before income taxes	$123,462	$(133,331)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	20,371	(22,000)
Tax effect of non-deductible items	62	35
Tax effect of non-taxable items	(912)	(575)
Net operating income (loss)	19,521	22,540
Tax effect of tax loss utilized	(19,521)	–
Income tax expense (benefit)	$–	$–

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of March 31, 2022 and 2021:

	As of March 31,
	2022	2021

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$37,754	$–
Hong Kong tax regime	256,470	267,771
Less: valuation allowance	(294,224)	(267,771)
Deferred tax assets, net	$–	$–

As of March 31, 2022, the operations in the United States of America incurred $179,782 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $37,754 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of March 31, 2022, the operations in Hong Kong incurred $1,554,367 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $256,470 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company filed income tax returns in the United States federal tax jurisdiction and the Delaware state tax jurisdiction. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authority for all tax years in which a loss carryforward is available.

NOTE – 10 RELATED PARTY TRANSACTIONS

From time to time, the Company’s related companies and director advanced working capital funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

During the years ended March 31, 2022 and 2021, the Company earned revenues of $0 and $77,389 from a related company, which is controlled by a shareholder, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE – 11 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the year ended March 31, 2022, there was a customer exceeding 10% of the Company’s revenue. This customer is located in the PRC, and accounted for 100% of the Company’s revenue amounting to $385,406 with $0 accounts receivable at March 31, 2022.

For the year ended March 31, 2021, there was a customer (related party) exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $77,389 with $38,587 accounts receivable at March 31, 2021.

(b)       Major vendors

For the year ended March 31, 2022, there was no single vendor exceeding 10% of the Company’s cost of revenue.

For the year ended March 31, 2021, there was a vendor exceeding 10% of the Company’s cost of revenue. This vendor accounted for 20.77% of the Company’s cost of revenue at March 31, 2021.

(c)       Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(d)	Exchange rate risk

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

(e)	Liquidity risk

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

NOTE – 12 COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company has no material commitments or contingencies.

NOTE – 13 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022, up through the date the Company issued the audited consolidated financial statements. The Company had the following material recognizable subsequent events:

On June 21, 2022, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company, whereby the Investor has committed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock in accordance with the terms and conditions stated within the Equity Purchase Agreement dated June 21, 2022, and no later than June 21, 2025.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of March 31, 2022.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2022.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal year that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position
FU Wah	53	Chief Executive Officer, Secretary and Director
LAU Ping Kee	72	Chief Financial Officer and Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Mr. FU Wah, age 53, was appointed to serve as our Chief Executive Officer, Secretary and director on December 15, 2021. Mr. Fu has served as the Chief Executive Officer of Powertech Corporation Limited, a Hong Kong company, since 2014. Prior to that time, Mr. Fu served as the General Manager of Max Infosystems (Hong Kong) Ltd., a Hong Kong company, from 2001 to 2003 and 2005 to 2013, respectively. Mr. Fu is a technopreneur with more than 15 years of extensive experience in Integrated Supply Chain Management and Solutions, and Microsoft licensing program. Mr. Fu established the team for Power Technology research and development, developing high-efficient and high-power density of AC/DC power solution with the proprietary power conversion technology. He also involved with a research project in indoor location and object tracking. He has extensive knowledge and experience in IoT and Smart City solutions and applications. Mr. Fu graduated from Ottawa University with a Bachelor Degree in Business Administration in 1999, and obtained his Master Degree from Hong Kong University of Science and Technology (“HKUST”) in Technology Management of IT Management in 2006. Mr. Fu brings to the Board his extensive experience in ultra-small high power chargers and its applications.

Mr. LAU Ping Kee, age 72, was appointed to serve as our Chief Financial Officer and director on December 15, 2021. Mr. Lau is a seasoned businessman with significant experience in the marine and shipping industry, and has been a director of various marine and investment companies. Mr. Lau has been a director of Golden Creation Enterprise Limited since 2014 and a director of Y.R.P. Investment Limited since 2013. Mr. Lau served as director of Sharing Economy International Inc. from March 2017 to December 2021. Mr. Lau brings to the Board his experience as a corporate director and in investment, as well as his knowledge in managing Nasdaq and OTC Markets companies. Mr. Lau obtained his Bachelor and Master degrees in Art from L’Ecole Pratique des Hautes Etudes, Paris, France in 1977.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We hope to attract a director who qualifies as an “audit committee financial expert” as our business operations mature.

Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer principal accounting officer or controller in light of our Company’s current stage of development. We expect to adopt a code of ethics in the near future.

ITEM 11.  Executive Compensation.

Compensation Philosophy and Objectives

Our executive compensation philosophy is to create a long-term direct relationship between pay and our performance. Our executive compensation program is designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives are to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. The compensation package of our named executive officers consists of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

Until such time as we establish a Compensation Committee, our Board is responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. We expect to annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. We process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, we expect to review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

The Chief Executive Officer periodically provides the Board with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board provides an evaluation for the Chief Executive Officer. These evaluations serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We currently engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

Our executive compensation program consists of the following elements:

Base Salary

Our base salary structure is designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer reflects our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board considers all of these factors, though it does not assign specific weights to any factor. The Board generally reviews the base salary for each named executive officer on an annual basis. For each of our named executive officers, we review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards are to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended March 31, 2022 and 2021, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on March 31, 2022, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on March 31, 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
FU Wah	2022	23,124	–	–	–	–	–	–	$23,124
CEO, Secretary and Director (1)	2021	–	–	–	–	–	–	–	$–
LAU Ping Kee	2022	–	–	–	–	–	–	–	$–
CFO and Director (2)	2021	–	–	–	–	–	–	–	$–

(1) Mr. Fu joined us as our Chief Executive Officer, Secretary and Director on December 15, 2021.

(2) Mr. Lau joined us as Chief Financial Officer and Director on December 15, 2021.

Narrative disclosure to Summary Compensation

Messrs. Fu and Lau did not receive any compensation in their capacities as executive officers and directors of the Company. As our business matures, we hope to enter into an employment arrangement with Messrs. Fu and Lau in the future.

Other than set out above and below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We expect to establish one or more incentive compensation plans in the future. Our directors and executive officers may receive securities of the Company as incentive compensation at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Equity Awards

There are no unvested options, warrants or convertible securities outstanding.

At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

None of our directors received any compensation for their service as a director for the year ended March 31, 2022.

We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Risk Management

Our board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our board of directors performs the functions that would be performed by a compensation committee. During the fiscal year ended March 31, 2022, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 31, 2022. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Fu Wah

Lau Ping Kee

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 31, 2022, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o King Resources, Inc., Unit 1813, 18/F, Fo Tan Industrial Centre, 26-28 Au Pui Wan Street, Fo Tan, Hong Kong.

	Common Stock Beneficially Owned		Series C Preferred Stock Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series C Preferred Equity (1)
FU Wah (2)	708,955,224	14.75%	–	–
LAU Ping Kee	–	–	–	–
All executive officers and directors as a Group (2 persons)	708,955,224	14.75%	–	–

5% or Greater Stockholders:
Silver Bloom Properties Limited (3)	2,126,865,672	44.24%	–	–
TRX Fundco Inc. (4)	875,000,000	18.20%
Lee Ying Chiu Herbert (5)	–	–	30,000,000	100%
All 5% or Greater Stockholders	3,001,865,672	62.44%	30,000,000	100%

________________

(1)	Applicable percentage ownership is based on 4,807,802,061 shares of common stock outstanding as of March 31, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 31, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Fu Wah was appointed to serve as our Chief Executive Officer, Secretary and director on December 15, 2021.
(3)	Lung Yuen is the sole shareholder and director of Silver Bloom Properties Limited.
(4)	Kevin Price is the Chief Executive Officer of TRX Fundco Inc.
(5)

Lee Ying Chiu Herbert holds 30,000,000 shares of our Series C Preferred Stock. Each one share of Series C Preferred Stock converts into 100 shares of common stock of the Company at the election of the holder, subject to equitable adjustments.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended March 31, 2022, and March 31, 2021, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year-end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

During the years ended March 31, 2022 and 2021, the Company earned revenues of $0 and $77,389 respectively from Intelligent Media (Hong Kong) Company Limited, a related company, which is controlled by Lee Ying Chiu Herbert, a common shareholder.

From time to time, our directors and shareholders advanced funds to us for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment. As of March 31, 2022, the amounts due to related parties of $1,683,063 represented the temporary advances of $2,850 from Fu Wah, our CEO and director, and advances of $1,680,213 from our shareholder, Lee Ying Chiu Herbert and related companies controlled by Dr. Lee. As of 31 March, 2021, the amounts due to related parties of $1,799,977 include advances of $1,086 from Fu Wah, our CEO and director, and advances of $1,798,891 from our shareholder, Dr. Lee and related companies controlled by Dr. Lee.

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Though not a NASDAQ listed company, we intend to adhere to the corporate governance standards adopted by NASDAQ. NASDAQ rules require our Board to make an affirmative determination as to the independence of each director. Consistent with these rules, our Board conducted its annual review of director independence. During the review, our Board considered relationships and transactions since incorporation between each director or any member of her immediate family, on the one hand, and us and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that none of the current members of our Board are independent directors under the criteria established by NASDAQ and by our Board.

ITEM 14.   Principal AccountING Fees And Services.

J&S Associate (“J&S”) audited our financial statements for the fiscal years ended March 31, 2022 and 2021.

All audit work was performed by the full-time employees of J&S for the above-mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by J&S, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	March 31, 2022	March 31, 2021

Audit fees	$30,000	$–
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$30,000	$–

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.

3.1	Articles of Incorporation(1)
3.2	Certificate of Designations of preferences and rights of Series B Convertible Preferred Stock (2)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock(2)
4.2	Description of Securities*
5	Opinion of Ravenscroft & Schmierer **
10.1	Share Exchange Agreement dated December 15, 2021, by and among King Resources, Inc., Powertech Management Limited, a British Virgin Island corporation, FU Wah and Silver Bloom Properties Limited(1)
21	Subsidiaries(2)
31.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer and Director Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

_______________________

*	Filed herewith
**	Incorporated by reference to Item 11 of the Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022.
(1)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 14, 2022.
(2)	Incorporated by reference to the Exhibits of Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 25, 2022.
(3)	Incorporated by reference to the Exhibits of Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING RESOURCES, INC.

By:	/s/ FU Wah
Name: FU Wah
Title: Chief Executive Officer, Secretary and Director

Date:  June 24, 2022

