Form 10-Q
period 2022-06-30
KING RESOURCES, INC.
filed 2022-08-05
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 29, 2022, was 5,332,802,061.

i

INTRODUCTORY COMMENT

We are not a Hong Kong operating company but a Delaware holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and the British Virgin Islands. Our investors hold shares of common stock in King Resources, Inc., the Delaware holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong operating subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and the People’s Republic of China (“the PRC”) authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.” set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 24, 2022 (the “Annual Report”).

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

There may be prominent risks associated with our operations being in Hong Kong and China. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the Data Security Law, and recent statements and regulatory actions by the PRC government such as those related to the use of variable interest entities, data security and anti-monopoly concerns, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong and China, accept foreign investments, or list on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong and future operations in China, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.” set forth in the Annual Report.

ii

The recent joint statement by the U.S. Securities and Exchange Commission (“SEC”) and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the SEC adopted rules to implement the HFCAA. Pursuant to the HFCAA, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB’s inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors – The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Annual Report.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong and China as summarized below and in “Risk Factors – Risks Factors Relating to Doing Business in Hong Kong and China.” set forth in the Annual Report.

•	There are significant risks associated with our operations being based in Hong Kong. Adverse changes in economic and political policies of the Hong Kong and PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors – We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong currently, and in the future, in China, and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political, legal and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and the PRC, and accordingly on the results of our operations and financial condition.” set forth in the Annual Report.
•	We are a holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors – Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other cash payments is limited.” set forth in the Annual Report.
•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors – Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries.” set forth in the Annual Report.

iii

•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors – PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Annual Report.
•	In light of China’s extension of its authority into Hong Kong, we are subject to risks arising from the legal system in Hong Kong and China, including risks and uncertainties regarding the enforcement of laws and that rules and regulations in Hong Kong and China can change quickly with little or no advance notice. There is also a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong or PRC based issuers, which could result in a material change in our operations and/or the value of our securities. We are currently not required to obtain approval from Chinese authorities (including the CSRC and the CAC) to operate or to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers over time and if our subsidiary or the holding company were required to obtain approvals in the future, or we erroneously conclude that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be significantly limited or completely hindered, and the value of our common stock (including those we are registering for sale now or in the future) may significantly decline or become worthless, which would materially affect the interest of the investors. To the extent that we expand our operations into China, all of the foregoing risks will become more prominent and directly applicable to us, and significantly adverse policies from the PRC may force us to divest of such Chinese operations or face other risks of forfeiture. Please see “Risk Factors – We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong currently, and in the future, in China, and the profitability of such business.”, “Substantial uncertainties and restrictions with respect to the political, legal and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and the PRC, and accordingly on the results of our operations and financial condition.” and “The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.” set forth in the Annual Report.
•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection, especially if we expand operations or physical presence into China. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors – The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.” set forth in the Annual Report.
•	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors – Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Annual Report.

iv

•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.
•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors – Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Annual Report.
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors – We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Annual Report.
•	We are organized under the laws of the State of Delaware as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors – Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Hong Kong based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management. set forth in the Annual Report.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors – Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Annual Report.

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

King Resources, Inc. is permitted under Delaware laws to provide funding to our subsidiaries in Hong Kong and the British Virgin Islands through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiary, Powertech Corporation Limited (“Powertech Corp”), and British Virgin Islands subsidiary, Powertech Management Limited, are also permitted under the laws of Hong Kong and the British Virgin Islands to provide funding to King Resources, Inc. through dividend distributions without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the parent company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the parent company and its subsidiaries.

v

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

There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors – Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors – PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors – Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” set forth in the Annual Report.

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

vi

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

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this report, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.” set forth in the Annual Report.

vii

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K for the year ended March 31, 2022 filed with the SEC on June 24, 2022.

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

viii

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2022	March 31, 2022
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$415,958	$14,864
Inventories	18,455	17,617
Deferred financing cost	510,416	–
Deposits, prepayments and other receivables	63,332	58,788

Total current assets	1,008,161	91,269

Non-current assets:
Property and equipment, net	4,736	5,208
Right-of-use assets, net	62,165	72,129
Intangible assets	18,307	19,469

Total non-current assets	85,208	96,806

TOTAL ASSETS	$1,093,369	$188,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$400,974	$165,392
Accrued consulting and service fees	200,000	–
Amounts due to related parties	1,814,530	1,683,063
Lease liabilities	39,091	38,697

Total current liabilities	2,454,595	1,887,152

Non-current liability:
Lease liabilities	23,700	33,721

TOTAL LIABILITIES	2,478,295	1,920,873

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.001, 85,000,000 shares authorized, 35,000,000 shares undesignated as of June 30, 2022 and March 31, 2022	–	–
Preferred Stock, Series C, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	30,000	30,000
Common stock, par value $0.001, 6,000,000,000 shares authorized, 5,332,802,061 and 4,807,802,061 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	5,332,802	4,807,802
Accumulated other comprehensive loss	2,724	(2,107)
Accumulated deficit	(6,750,452)	(6,568,493)

Stockholders’ deficit	(1,384,926)	(1,732,798)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,093,369	$188,075

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30,
	2022	2021

Revenue, net	$159,317	$–
Cost of revenue	(16,486)	–

Gross profit	142,831	–

Operating expenses:
Research and development expenses	(62,611)	(28,419)
Sales and marketing expenses	(149,000)	–
General and administrative expenses	(101,654)	(23,565)
Total operating expenses	(313,265)	(51,984)

Loss from operation	(170,434)	(51,984)

Other income (expense):
Government subsidy	3,059	–
Interest expense	(14,584)	–
Total other income (expense)	(11,525)	–

LOSS BEFORE INCOME TAXES	(181,959)	(51,984)

Income tax expense	–	–

NET LOSS	(181,959)	(51,984)

Other comprehensive income (loss):
– Foreign currency adjustment gain (loss)	4,831	(1,991)

COMPREHENSIVE LOSS	$(177,128)	$(53,975)

Net loss per share – Basic and Diluted*
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

Weighted average outstanding shares
– Basic	4,842,417,446	4,807,802,061
– Diluted	4,842,417,446	4,807,802,061

*Less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(181,959)	$(51,984)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,276	9,550
Amortization	1,122	1,069
Non-cash lease expenses	845	361
Amortization of deferred financing cost	14,583	–

Change in operating assets and liabilities:
Inventories	(874)	–
Deposit, prepayments and other receivables	(4,664)	1,528
Accrued liabilities and other payables	226,086	(2,002)
Accrued consulting and service fees	200,000	–
Right-of-use assets and lease liabilities	(9,478)	(9,945)

Net cash provided by (used in) operating activities	255,937	(51,423)

Cash flows from financing activity:
Advances from related parties	134,848	32,683

Net cash provided by financing activity	134,848	32,683

Foreign currency translation adjustment	10,309	(1,342)

Net change in cash and cash equivalents	401,094	(20,082)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,864	42,463

CASH AND CASH EQUIVALENTS, END OF PERIOD	$415,958	$22,381

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock Series C		Common stock		Accumulated other comprehensive income	Accumulated losses	Total stockholders’
	No. of Shares	Amount	No. of Shares	Amount	(loss)	losses	deficit
Balance as of April 1, 2021	30,000,000	$30,000	4,807,802,061	$4,807,802	$(13,411)	$(6,508,327)	$(1,683,936)

Foreign currency translation adjustment	–	–	–	–	(1,991)	–	(1,991)
Net loss for the period	–	–	–	–	–	(51,984)	(51,984)

Balance as of June 30, 2021	30,000,000	$30,000	4,807,802,061	$4,807,802	$(15,402)	$(6,550,311)	$(1,737,911)

Balance as of April 1, 2022	30,000,000	$30,000	4,807,802,061	$4,807,802	$(2,107)	$(6,568,493)	$(1,732,798)

Foreign currency translation adjustment	–	–	–	–	4,831	–	4,831
Commitment shares issued for private placement	–	–	525,000,000	525,000	–	–	525,000
Net loss for the period	–	–	–	–	–	(181,959)	(181,959)

Balance as of June 30, 2022	30,000,000	$30,000	5,332,802,061	$5,332,802	$2,724	$(6,750,452)	$(1,384,926)

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

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

Upon the Share Exchange between the Company and PML on December 15, 2021, the transaction is considered as a merger of entities under common control of Mr. FU Wah, being the common director and shareholder of both the Company and PML. Under the guidance in ASC 805 for transactions between entities under common control, the assets, liabilities and results of operations, are recognized at their carrying amounts on the date of the Share Exchange, which required retrospective combination of the Company and PML for all periods presented.

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

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

•	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the valuation and useful lives of intangible assets and deferred tax valuation allowance.

•	Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of KRFG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. For the three months ended June 30, 2022 and 2021, the Company operates in one reportable operating segment in Hong Kong.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2022 and March 31, 2022, there was no allowance for doubtful accounts.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2022 and March 31, 2022, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the three months ended June 30, 2022 and 2021.

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

The Company accounts for its website development costs in accordance with ASC 350-50, Website Development Costs. These costs, if any, are included in intangible assets in the accompanying unaudited condensed consolidated financial statements. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated useful life of five years.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended June 30, 2022 and 2021.

•	Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its unaudited condensed consolidated financial statements.

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

•	Government subsidy

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the three months ended June 30, 2022 and 2021, the Company received government subsidies of $3,059 and $0.

•	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended June 30, 2022 and 2021.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited condensed consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Period-end HKD:US$ exchange rate	0.1274	0.1288
Annualized average HKD:US$ exchange rate	0.1275	0.1288

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of unaudited condensed consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

NOTE – 3 GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $6,750,452 at June 30, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern in the next twelve months is dependent upon the continued financial support from its stockholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 4 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	March 31,
	2022	2022

Office equipment	$15,706	$15,779
Furniture and fixtures	12,037	12,123
Computer equipment	24,783	24,961
Foreign translation difference	(107)	(337)
	52,419	52,526
Less: accumulated depreciation	(47,778)	(47,659)
Less: foreign translation difference	95	341
	$4,736	$5,208

Depreciation expense for the three months ended June 30, 2022 and 2021 were $460 and $0, respectively.

NOTE – 5 INTANGIBLE ASSETS, NET

As of June 30, 2022 and 2021, intangible assets consisted of the following:

	Useful life	June 30, 2022	March 31, 2022
At cost:
Website development cost	5 years	$21,200	$21,352
Trademarks	10 years	2,552	2,552
Less: accumulated amortization		(5,405)	(4,308)
Foreign translation adjustment		(40)	(127)
		$18,307	$19,469

Amortization of intangible assets for the three months ended June 30, 2022 and 2021 were $1,122 and $1,069, respectively.

As of June 30, 2022, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Year ending June 30:	Amount
2023	$4,486
2024	4,486
2025	4,486
2026	3,428
2027	255
Thereafter	1,166
Total	$18,307

NOTE – 6 AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances for working capital purpose. The amounts are from the Company’s shareholders and their controlling companies, which were unsecured, interest-free with no fixed term of repayment. The related parties balance was $1,814,530 and $1,683,063, as of June 30, 2022 and March 31, 2022, respectively.

NOTE –7 LEASE

As of June 30, 2022, the Company entered into an operating lease with a lease term of 2 years, commencing from February 22, 2022.

Right of use assets and lease liability – right of use are as follows:

	June 30,	March 31,
	2022	2022

Right-of-use assets	$62,165	$72,129

The lease liability – right of use is as follows:

	June 30, 2022	March 31, 2022

Current portion	$39,091	$38,697
Non-current portion	23,700	33,721

Total	$62,791	$72,418

The weighted average discount rate for the operating lease is 5%.

As of June 30, 2022, the operating lease payment of $39,091 will mature in the next 12 months.

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

As of June 30, 2022 and March 31, 2022, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

On June 24, 2022, the Company issued 525,000,000 shares of its common stock as Commitment Shares to Williamsburg Venture Holdings, LLC (the “Investor”), under an Equity Purchase Agreement dated June 21, 2022 (the “Agreement”), in consideration for the Investor’s execution and delivery of, and performance under the Agreement, which was deferred to be amortized over the financing period

As of June 30, 2022 and March 31, 2022, the Company had a total of 5,332,802,061 shares and 4,807,802,061 shares of common stock issued and outstanding, respectively.

NOTE – 9 NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021

Net loss attributable to common shareholders	$(181,959)	$(51,984)

Weighted average common shares outstanding:
– Basic	4,842,417,446	4,807,802,061
– Diluted	4,842,417,446	4,807,802,061

Net (loss) income per share:
– Basic	$(0.00)	$0.00
– Diluted	$(0.00)	$0.00

____________________

# Less than $0.001

For the three months ended June 30, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE – 10 INCOME TAX

For the three months ended June 30, 2022 and 2021, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Three months ended June 30,
	2022	2021
Tax jurisdiction from:
- Local	$(70,558)	$–
- Foreign, including
British Virgin Islands	(200,151)	–
Hong Kong	88,750	(51,984)

Loss before income taxes	$(181,959)	$(51,984)

The provision for income taxes consisted of the following:

Three months ended June 30,
	2022	2021
Current tax:
- Local	$–	$–
- Foreign	–	–

Deferred tax
- Local	–	–
- Foreign	–	–

Income tax expense	$–	$–

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

For the three months ended June 30, 2022 and 2021, there were no operating income in the U.S. tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,
	2022	2021

Income (Loss) before income taxes	$88,750	$(51,984)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	14,644	(8,577)
Tax effect of non-deductible items	261	23
Tax effect of non-taxable items	(586)	(363)
Net operating income (loss)	14,319	(8,917)
Tax effect of tax loss utilized	(14,319)	8,917
Income tax expense (benefit)	$–	$–

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2022 and March 31, 2022:

	June 30,	March 31,
	2022	2022

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$52,571	$37,754
Hong Kong tax regime	244,419	256,470
Less: valuation allowance	(296,990)	(294,224)
Deferred tax assets, net	$–	$–

As of June 30, 2022, the operations in the United States of America incurred $250,340 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $52,571 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of June 30, 2022, the operations in Hong Kong incurred $1,481,326 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $244,419 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 11 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended June 30, 2022, there was a customer exceeding 10% of the Company’s revenue. This customer is located in the Hong Kong, and accounted for 100% of the Company’s revenue amounting to $159,317 with $0 accounts receivable at June 30, 2022.

For the three months ended June 30, 2021, there were no single customers exceeding 10% of the Company’s revenue.

(b)       Major vendors

For the three months ended June 30, 2022 and 2021, there were no single vendors exceeding 10% of the Company’s cost of revenue.

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

NOTE – 12 COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company is committed to the below contractual arrangement.

On June 21, 2022, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company, pursuant to which the Investor has committed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement dated June 21, 2022. During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such prices as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% of the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of June 30,2022, the remaining balance for Equity Purchase from the Investor was $20,000,000.

NOTE – 13 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events since June 30, 2022.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Concerning Forward-Looking Statements” on page ii.

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “$” refer to the legal currency of the United States. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Our Mission

Our mission is to create value for our shareholders through innovative solutions and products with Technologies, Lifestyle, and Green elements.

Overview

Recent development of the Company

On October 25, 2021, Caren Currier entered into a Stock Purchase Agreement with Dr. Lee Ying Chiu Herbert (“Dr. Lee”) pursuant to which Ms. Currier agreed to sell to Dr. Lee all 30 million shares of Series C Preferred Stock of the Company held by her for aggregate consideration of Four Hundred Ten Thousand Dollars ($410,000). This transaction consummated on November 10, 2021. In connection with the acquisition, Ms. Currier resigned from all her positions with the Company and the following persons were appointed to serve in the positions set forth next to their names:

Name	Position
FU Wah	Chief Executive Officer, Secretary, Director
LAU Ping Kee	Chief Financial Officer, Director

Acquisition of Powertech

On December 15, 2021, we acquired 50,000 shares of Powertech Management Limited, a limited liability company organized under the laws of the British Virgin Islands (“Powertech”), representing all of its issued and outstanding securities, from its shareholders Silver Bloom Properties Limited and FU Wah in exchange for 2,835,820,896 shares of our Common Stock (“Share Exchange”). In connection with the acquisition, each of Silver Bloom Properties Limited and FU Wah received 2,126,865,672 and 708,955,224 shares of our Common Stock, respectively. Powertech operates its smart power supply business through its wholly owned subsidiary Powertech Corporation Limited, a limited liability company organized under the laws of Hong Kong. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of Powertech.

Prior to the Share Exchange, the Company was considered as a shell company due to its nominal assets and limited operation. The transaction was treated as a recapitalization of the Company.

The Share Exchange between the Company and Powertech on December 15, 2021 is deemed a merger of entities under common control for which FU Wah is the common director and shareholder of both the Company and Powertech. Under the guidance in ASC 805 for transactions between entities under common control, the assets, liabilities and results of operations, are recognized at their carrying amounts on the date of the Share Exchange, which required the retrospective combination of the Company and Powertech for all periods presented.

On June 27, 2022, the board of directors of King Resources, Inc., a Delaware corporation, and certain stockholders holding a majority of the voting rights of our common stock approved by written consent in lieu of a special meeting the taking of all steps necessary to effect the following corporate actions:

1.	Amend the Company’s Certificate of Incorporation filed with the Delaware Secretary of State (the “Certificate of Incorporation”) to change the Company’s name to OneSolution Technology Inc.;
2	Amend the Company’s Certificate of Incorporation to increase the authorized capital stock from 6,085,000,000, consisting of 6,000,000,000 shares of common stock, par value $0.001, and 85,000,000 shares of preferred stock, to 36,100,000,000 consisting of 36,000,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001;
3.	Elect not to be governed by Section 203 of the Delaware General Corporation Law; and
4.	Adopt the Amended and Restated Certificate of Incorporation for the purpose of consolidating the amendments to the Company’s Certificate of Incorporation and to conform the par values of the preferred stock.

We expect that such corporate actions to become effective on the later to occur of: (i) the date on which the Corporate Actions are approved by the Financial Industry Regulatory Authority; or (ii) no earlier than August 22, 2022.

Our Organization Structure

King Resources, Inc. is a holding company, through its subsidiaries, engaged primarily in the development of smart power conversion solutions and products. We operate our business through our wholly owned subsidiary Powertech Corporation Limited (“Powertech Corp”). Powertech Corp commenced operation in Hong Kong on January 21, 2015 and sold our products primarily in Asia.

Our corporate organization chart is as below:

We currently provide solutions for other companies who are in the fields of developing high power, high voltage power supply and wireless charging technologies. We intend to launch the trial sales of our 65W AC-DC Type C PD chargers in the next quarter.

We are currently at the market introduction phase as we are preparing to launch our first batch of smart chargers to the market. For the three months ended June 30, 2022 and 2021, we reported a net loss of $181,959 and $51,984, respectively. As of June 30, 2022, we had current assets of $1,008,161 and current liabilities of $2,454,595. As of March 31, 2022, we had current assets of $91,269 and current liabilities of $1,887,152.

Our Business

We currently operate in Hong Kong, and we seek to expand distribution of our products to Asia Pacific (“APAC”), Europe, Middle East and Africa (“EMEA”) and USA markets as opportunities permit. Our products are currently manufactured in China on a purchase order basis. As our distribution increases, we expect to sub-contract our products elsewhere in Asia as pricing and logistics dictate. We have no intention of expanding operations or our physical presence into China at this time.

With the explosive growth of consumer electronic products, the demands of both the size and the weight of brilliant electronic products are increasingly high, including the power charger. However, the conventional power topology scheme and power components, such as MOSFET, Driver, magnetic core materials, etc., cannot meet the need to size down the development of power supplies. We believe our new proprietary power conservation technology will allow us to develop products meeting the demand of smaller sized, high power density products.

We are committed to the development of applications as well as research and development of smart new power conversion technologies. In recent years, with the significant increase in demand for small power chargers, energy efficiency and power density have become the focus of the markets. There is an increasing demand of modern electronic product consumers to push for DC/DC and AC/DC power chargers with more efficient energy consumption and higher power density. The main purpose of the power charger is to reduce the energy loss and increase the switching frequency of the converter, in order to manufacture a high-efficiency, energy-saving, and high-power density converter.

The range of operating frequency for most power chargers currently in the market is about 10-1000KHz. Our power chargers are designed for isolated converters with operating frequencies in the range of 1-30MHz. We have merged the core planar transformers with a power range of 5-240W, so the power charger frequency is about 500 times of the other power charger frequency in the market. In order to further improve the energy efficiency of the converter, we incorporated high-end power conversion technology with new material equipment into the design thereby improving energy efficiency by about 8-10% as compared to other similar devices.

Products and Services

Currently, all of our revenues are derived from solution services that we provide to other companies. We are currently preparing trial sales of our 65W AC-DC Type C PD chargers, USB-C multiport hub, USB-C mini hub, 65W power bank with 30,000mAh and other accessories through our online store and distribution channel.

We intend to offer three ultra-small power supply products as follows:

Product	Status/Anticipated Launch Date
65W AC-DC Type C PD charger product	Product currently pre-sale on Company’s online store. Expect to distribute our products to the chain stores by early 2023
45W AC-DC dual-port Type C PD charger model product 65W AC-DC dual-port Type C PD charger model product	Anticipate to launch with mobile and tablet makers by early 2023
120W AC-DC Multi-Charging outputs charger product	Anticipate to sale, distribute and launch with high power computer and notebook manufacturers by 2023.

We expect these products will become one of the world’s smallest smart power supply products.

The following are the characteristics of our power chargers:

•	Power AC-DC charger with high-end power conversion technology
•	Uses ultra-high pulse width modulation frequency
•	Intelligent voltage and current detection algorithm
•	Digital power factor correction algorithm with high frequency switching program
•	Energy efficiency meets US Class 6 AC-DC power charger standard
•	In-house developed innovative driver and controller that can solve the problem of ultra-high switching frequency
•	In-house developed PCBA heat dissipation solution
•	In-house developed circuits that can solve dependency problems
•	Power efficiency reaching 94%
•	In-house developed compact power transformer
•	Environmental design, miniaturized equipment size, reducing plastic material consumption up to 50%

Future IoT Technology and Lifestyle Products – The Smart Home Ecosystem

We believe that the smart home ecosystem has become both in concept and reality a part of the common culture around the world. When homeowners or buyers consider renovation or new construction, many of them are considering the possibility of implementing smart home ecosystem devices to their homes due to increasing awareness of the importance of energy efficiency and lifestyle improvement of smart home products. According to International Data Corporation (“IDC”) Worldwide Quarterly Smart Home Device Tracker, in 2021, the global market for smart home device increased by 11.7% from 2020, with more than 895 million devices shipped. The Asia and the Pacific region is the second largest smart home device region in terms of shipment volume. It accounts for 31% of shipment and has a year-on-year growth rate of 10.8%. Our research indicates that more users are looking to purchase higher price smart devices such as smart TV and lighting fixtures in order to save energy and increase controllability and convenience. We believe that as 5G technology becomes more stable and popular throughout the world, more and more smart home appliances will become available in the market. We believe that smart home appliances with IoT and AI technology can improve our users’ living standards and lifestyles dramatically.

Smart home appliances are generally easily adopted and accessed through mobile phones or tablets via Apps. Users can easily manage multiple smart home appliances in just one device by their fingertip in the App: the status of all the appliances connected such as power levels, power consumed, air pollution, and room humidity will be displayed on their screen. Moreover, users will be able to control and manage every single appliance in large size homes with multiple floors by using the smart home ecosystem without the need access each individual appliance.

We established an IoT Technology and Lifestyle product team during the quarter ended June 30, 2022, and are in the process of developing a series of IoT home automation products. We expect to initially distribute the IoT products in Hong Kong and Southeast Asia and hope to expand to other countries as opportunities permit.

Use of Capital Funds

On June 21, 2022, the Company has entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada venture capital company, pursuant to which the Investor has committed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock over a 36-month period. In light of the Company’s latest strategic plan to tackle the Smart Home segment with products enhanced with Technologies, Lifestyle, and Green elements, the Company will use the proceeds to establish a sustainable smart home ecosystem through in-house development of smart home appliances, target acquisition of smart home sector companies, and establish strategic partnerships with ESG promote companies.

Research and Development

During the quarter ended June 30, 2022, our research and development expenses are mainly incurred for the maintenance cost of our product development team. We expect to allocate our research and development funding towards product innovation of smart home appliances, and the recruitment on product development talents.

Sales and Marketing

We believe, the demand for smart home appliances will continue to increase especially as the technological improvements such as AI are integrated into products to enhance user experience. We expect to distribute our current and future power supply and IoT products as follows:

•	Hong Kong – through our e-commerce channels, and leverage on our networks to distribute to prominent retailers, collaborate distribution channels with sales solution and promotion campaign.
•	APAC – through third party authorized dealers and channel partners.
•	USA/EMEA – through third party authorized distributors (which we expect to be wholesalers that sell to end retailers).

Recently, we have begun a channel partnership arrangement to open up the Malaysian market. We believe this arrangement will enhance market recognition of our brand, and increase our market shares in the Southeast Asia region. In the near future, we intend to begin discussions with authorized dealers or distributors in other regions.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table sets forth certain operational data for the periods indicated:

	Three months ended June 30,
	2022	2021
Revenue, net	$159,317	$–
Cost of revenue	(16,486)	–
Gross profit	142,831	–
Operating expenses:
Research and development expenses	(62,611)	(28,419)
Sales and marketing expenses	(149,000)	–
General and administrative expenses	(101,654)	(23,565)
Loss from operation	(170,434)	(51,984)
Other income, net	(11,525)	–
Loss before income taxes	(181,959)	(51,984)
Income tax expense	–	–
Net loss	$(181,959)	$(51,984)

Revenue

During the three months ended June 30, 2022, the following customers accounted for 10% or more of our total net revenues

	Three months ended June 30, 2022		June 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Mirum Digital Media Ltd.	$159,317	100%	$–

During the three months June 30, 2021, there was no single customer exceeding 10% of the Company’s revenue.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2022 and 2021, was $16,486 and $0, respectively. The increase was primarily attributable to the increase in revenue from our research businesses.

Gross Profit

We achieved a gross profit of $142,831 and $0 for the three months ended June 30, 2022 and 2021, respectively. The increase in gross profit was attributable to an increase in revenue from our research businesses.

Research and Development Expenses (“R&D”)

Research and development expenses was $62,611 and $28,419 for the three months ended June 30, 2022 and 2021, respectively. The increase in expenses was primarily attributable to the increase in R&D expenses associated with our smart chargers, power banks and IoT products development.

Sales and Marketing Expenses

Sales and marketing expenses was $149,000 and $0 for the three months ended June 30, 2022 and 2021, respectively. The expenses primarily include consulting fees incurred in relation to public relations and promotional expenses.

General and Administrative Expenses (“G&A”)

General and administrative expenses was $101,654 and $23,565 for the three months ended June 30, 2022 and 2021, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses increased by approximately $78,089 in the three months ended June 30, 2022 from $23,565 in the three months ended June 30, 2021. The increase was primarily attributable to the increase in professional fees and salaries.

Other income, net

Other income, net was ($11,525) and $0 for the three months ended June 30, 2022 and 2021, respectively. The increase was attributable to amortization of deferred financing cost on capital funding offset by government subsidy.

Income Tax Expense

No income tax expense incurred during the three months ended June 30, 2022 and 2021.

Net loss

As a result of the above, we reported net loss of $181,959 for the three months ended June 30, 2022, as compared to $51,984 for the three months ended June 30 ,2021. The increase in net loss was mainly attributable to sales and marketing cost associated with sales channel development.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the three months ended June 30, 2022 and 2021.

	Three months ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$255,937	$(51,423)
Net cash provided by financing activity	134,848	32,683

Net Cash Provided By (Used In) Operating Activities

For the three months ended June 30, 2022, net cash provided by operating activities was $255,937, which consisted primarily of a net loss of $181,959, an increase in inventories of $874, an increase in deposits, prepayments and other receivables of $4,664, and a decrease of lease liabilities of $9,478, offset by a an increase in accrued liabilities and other payables of $226,086, an increase in accrued consulting and service fee of $200,000, plus non-cash items such as, depreciation of $10,276, amortization of $1,122, non-cash lease expenses of $845, and amortization of deferred financing cost of $14,583.

For the three months ended June 30, 2021, net cash used in operating activities was $51,423, which consisted primarily of a net loss of $51,984, a decrease in accrued liabilities and other payables of $2,002, a decrease of lease liabilities of $9,945, offset by a decrease in deposit, prepayment and other receivables of $1,528, plus non-cash items such as, depreciation of $9,550, amortization of $1,069 and non-cash lease expenses of $361.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities to finance our operations and future acquisitions.

Net Cash (Used In) Provided by Financing Activity

For the three months ended June 30, 2022, net cash provided by financing activity was $134,848, which consisted of advances from related parties.

For the three months ended June 30, 2021, net cash provided by financing activity was $32,683, which consisted of advances from related parties.

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

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be significantly higher than 2022. As of June 30, 2022, we had an accumulated deficit of $6,750,452. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of June 30, 2022:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	1,814,530	1,814,530	–	–	–
Operating lease liability	39,091	39,091	–	–	–c
Other contractual liabilities (1)	600,974	600,974	–	–	–
Total obligations	2,454,595	2,454,595	–	–	–

(1) Includes all obligations included in “Accrued liabilities and other payables” and “Accrued consulting and service fee” in current liabilities in the “Unaudited Condensed Consolidated Balance Sheet” that are contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Critical Accounting Policies and Estimates

For a detailed description of the Critical Accounting Policies and Estimates of the Company, please refer to Part II, ITEM 7 “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in our Annual Report Form 10-K for the year ended March 31, 2022 filed with the SEC on June 24, 2022.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2022, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. legal proceedings.

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. Risk factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior securities.

None.

ITEM 4. Mine Safety disclosures.

Not applicable.

ITEM 5. other information.

None.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation(1)
3.2	Certificate of Designations of preferences and rights of Series B Convertible Preferred Stock (2)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
4.2	Description of Securities (3)
10.1	Share Exchange Agreement dated December 15, 2021, by and among King Resources, Inc., Powertech Management Limited, a British Virgin Island corporation, FU Wah and Silver Bloom Properties Limited (1)
21	Subsidiaries(2)
31.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer and Director Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

_______________________

*	Filed herewith
(1)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 14, 2022.
(2)	Incorporated by reference to the Exhibits of Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 25, 2022.
(3)	Incorporated by reference to the Exhibits of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 24, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING RESOURCES, INC.

By:	/s/ FU Wah
Name: FU Wah
Title: Chief Executive Officer, Secretary and Director

Date: August 5, 2022

