Form 10-Q
period 2022-09-30
KING RESOURCES, INC.
filed 2022-11-14
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 9, 2022, was 5,484,167,213.

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

iii

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

iv

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

viii

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2022	March 31, 2022
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$40,377	$14,864
Accounts receivable	2,889	–
Inventories	18,373	17,617
Deferred financing cost, net	477,847	–
Deposits, prepayments and other receivables	152,317	58,788
Amount due from related parties	48,712	–

Total current assets	740,515	91,269

Non-current assets:
Property and equipment, net	6,385	5,208
Right-of-use assets, net	52,328	72,129
Intangible assets	17,178	19,469

Total non-current assets	75,891	96,806

TOTAL ASSETS	$816,406	$188,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payables	$3,715	$–
Accrued liabilities and other payables	406,306	165,392
Accrued consulting and service fees	300,000	–
Amounts due to related parties	1,828,102	1,683,063
Lease liabilities	29,606	38,697

Total current liabilities	2,567,729	1,887,152

Non-current liability:
Lease liabilities	23,568	33,721

TOTAL LIABILITIES	2,591,297	1,920,873

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.001, 85,000,000 shares authorized, 35,000,000 shares undesignated as of September 30, 2022 and March 31, 2022	–	–
Preferred Stock, Series C, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	30,000	30,000
Common stock, par value $0.001, 6,000,000,000 shares authorized, 5,484,167,213 and 4,807,802,061 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	5,484,167	4,807,802
Additional paid-in capital	48,635	–
Accumulated other comprehensive income (loss)	4,837	(2,107)
Accumulated deficit	(7,342,530)	(6,568,493)

Stockholders’ deficit	(1,774,891)	(1,732,798)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$816,406	$188,075

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30,		Six Months ended September 30,
	2022	2021	2022	2021

Revenue, net	$2,872	$64,332	$162,189	$64,332
Cost of revenue	(2,634)	(34,864)	(19,120)	(34,864)

Gross profit	238	29,468	143,069	29,468

Operating expenses:
Research and development expenses	171,545	10,090	234,156	38,509
Sales and marketing expenses	198,908	–	347,908	–
General and administrative expenses	193,743	24,983	295,397	48,548
Total operating expenses	564,196	35,073	877,461	87,057

Loss from operation	(563,958)	(5,605)	(734,392)	(57,589)

Other income (expense):
Government subsidy	5,199	–	8,258	–
Interest expense	(32,569)	–	(47,153)	–
Loss on impairment of inventories	(750)	–	(750)	–
Total other expense, net	(28,120)	–	(39,645)	–

LOSS BEFORE INCOME TAXES	(592,078)	(5,605)	(774,037)	(57,589)

Income tax expense	–	–	–	–

NET LOSS	(592,078)	(5,605)	(774,037)	(57,589)

Other comprehensive income:
– Foreign currency adjustment gain	2,113	4,768	6,944	2,777

COMPREHENSIVE LOSS	$(589,965)	$(837)	$(767,093)	$(54,812)

Net loss per share – Basic and Diluted*
– Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average outstanding shares
– Basic	5,413,500,348	4,807,802,061	5,129,519,233	4,807,802,061
– Diluted	5,413,500,348	4,807,802,061	5,129,519,233	4,807,802,061

*Less than $0.01

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Six months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(774,037)	$(57,589)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,657	19,084
Amortization	2,243	2,136
Non-cash lease expenses	1,573	602
Amortization of deferred financing cost	47,153	–
Share issued for services rendered	200,000	–

Change in operating assets and liabilities:
Accounts receivable	(2,889)	(64,149)
Inventories	(800)	–
Deposit, prepayments and other receivables	(93,674)	3,486
Accrued liabilities and other payables	240,969	(1,889)
Accrued consulting and service fees	300,000	–
Accounts payables	3,715	–
Right-of-use assets and lease liabilities	(19,065)	(20,072)

Net cash used in operating activities	(74,155)	(118,391)

Cash flows from investing activity:
Purchase of property and equipment	(2,216)	–

Net cash used in financing activity	(2,216)	–

Cash flows from financing activity:
Advances from related parties	100,399	94,047

Net cash provided by financing activity	100,399	94,047

Foreign currency translation adjustment	1,485	2,821

Net change in cash and cash equivalents	25,513	(21,523)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,864	42,463

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,377	$20,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock Series C		Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total stockholders’
	No. of Shares	Amount	No. of Shares	Amount	capital	(loss)	losses	deficit
Balance as of April 1, 2021	30,000,000	$30,000	4,807,802,061	$4,807,802	$–	$(13,411)	$(6,508,327)	$(1,683,936)

Foreign currency translation adjustment	–	–	–	–	–	(1,991)	–	(1,991)
Net loss for the period	–	–	–	–	–	–	(51,984)	(51,984)

Balance as of June 30, 2021	30,000,000	$30,000	4,807,802,061	$4,807,802	$–	$(15,402)	$(6,560,311)	$(1,737,911)

Foreign currency translation adjustment	–	$–	–	$–	$–	$4,768	$–	$4,768
Net loss for the period	–	–	–	–	–	–	(5,605)	(5,605)

Balance as of September 30, 2021	30,000,000	$30,000	4,807,802,061	$4,807,802	$–	$(10,634)	$(6,565,916)	$(1,738,748)

Balance as of April 1, 2022	30,000,000	$30,000	4,807,802,061	$4,807,802	$–	$(2,107)	$(6,568,493)	$(1,732,798)

Foreign currency translation adjustment	–	–	–	–	–	4,831	–	4,831
Commitment shares issued for private placement	–	–	525,000,000	525,000	–	–	–	525,000
Net loss for the period	–	–	–	–	–	–	(181,959)	(181,959)

Balance as of June 30, 2022	30,000,000	$30,000	5,332,802,061	$5,332,802	$–	$2,724	$(6,750,452)	$(1,384,926)

Share issued for services rendered	–	$–	151,515,152	$151,515	$48,485	$–	$–	$200,000
Cancellation of shares	–	–	(150,000)	(150)	150	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	2,113	–	2,113
Net loss for the period	–	–	–	–	–	–	(592,078)	(592,078)

Balance as of September 30, 2022	30,000,000	$30,000	5,484,167,213	$5,484,167	$48,635	$4,837	$(7,342,530)	$(1,774,891)

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The Company is currently preparing to launch own brand products on online store and acting as distributor to sell several brands in Hong Kong.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held
Powertech Management Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

Powertech Corporation Limited	Hong Kong	Provision of information technology services	10,000 ordinary shares for HK$10,000	100%

OneSolution Holdings Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

OneSolution Management Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

OneSolution Innotech Limited	Hong Kong	Product development and trading	10,000 ordinary shares for HK$10,000	100%

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. For the three and six months ended September 30, 2022 and 2021, the Company operates in one reportable operating segment in Hong Kong.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivables

Accounts receivables are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. During the three and six months ended September 30, 2022 and 2021, there was no allowance for doubtful accounts.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the three and six months ended September 30, 2022 and 2021, the Company recorded an impairment loss for obsolete inventories of $750 and $0, respectively.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the three and six months ended September 30, 2022 and 2021.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended September 30, 2022 and 2021.

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

The Company’s services revenue is derived from performing the research and development and technology development for the customers under fixed-price contracts. On fixed-price contracts that are expected not more than one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. The Company receives periodic progress payments.

Costs incurred in connection with the research and development, are included in cost of revenue. Product development costs charged to billable projects are recorded as cost of revenue, which consist primarily of costs associated with personnel, supplies and materials.

The Company’s trading revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product to a customer.

•	Government subsidy

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the three months ended September 30, 2022 and 2021, the Company received government subsidies of $5,199 and $0. For the six months ended September 30, 2022 and 2021, the Company received government subsidies of $8,258 and $0.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and six months ended September 30, 2022 and 2021.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end HKD:US$ exchange rate	0.1274	0.1284
Annualized average HKD:US$ exchange rate	0.1274	0.1287

•	Comprehensive income

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

The Company incurred recurring losses from prior years and suffered from an accumulated deficit of $7,342,530 at September 30, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

NOTE – 4 DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	September 30,	March 31,
	2022	2022

Prepaid expenses	$43,773	$50,226
Prepayment for goods	100,047	–
Rental and utilities deposit	8,497	8,518
Other receivables	–	44
	$152,317	$58,788

Prepaid expenses represents the administrative and operational expenses that are prepaid for the next twelve months.

Prepayment for goods represents the payment for production and delivery of goods in advance. The prepayment will be charged to inventories when the goods are received from the vendor.

NOTE – 5 DEFERRED FINANCING COST, NET

Deferred financing cost, net is as follows:

	September 30, 2022	March 31, 2022

Deferred financing cost	525,000	–
Less: amortization	(47,153)	–
Deferred financing cost, net	$477,847	$–

On June 24, 2022, the Company issued 525,000,000 shares of its common stock as Commitment Shares to Williamsburg Venture Holdings, LLC (the “Investor”), under an Equity Purchase Agreement dated June 21, 2022 (the “Agreement”), in consideration for the Investor’s execution and delivery of, and performance under the Agreement, which was deferred to be amortized over the financing period.

NOTE – 6 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	March 31,
	2022	2022

Office equipment	$15,706	$15,779
Furniture and fixtures	12,037	12,123
Computer equipment	26,999	24,961
Foreign translation difference	(129)	(337)
	54,613	52,526
Less: accumulated depreciation	(48,345)	(47,659)
Less: foreign translation difference	117	341
	$6,385	$5,208

Depreciation expense for the three months ended September 30, 2022 and 2021 were $567 and $0, respectively.

Depreciation expense for the six months ended September 30, 2022 and 2021 were $1,027 and $0, respectively.

NOTE – 7 INTANGIBLE ASSETS, NET

As of September 30, 2022 and March 31, 2022, intangible assets consisted of the following:

	Useful life	September 30, 2022	March 31, 2022
At cost:
Website development cost	5 years	$21,200	$21,352
Trademarks	10 years	2,552	2,552
Less: accumulated amortization		(6,525)	(4,308)
Foreign translation adjustment		(49)	(127)
		$17,178	$19,469

Amortization of intangible assets for the three months ended September 30, 2022 and 2021 were $1,121 and $1,067, respectively.

Amortization of intangible assets for the six months ended September 30, 2022 and 2021 were $2,243 and $2,136, respectively.

As of September 30, 2022, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Year ending September 30:	Amount
2023	$4,484
2024	4,484
2025	4,484
2026	2,369
2027	255
Thereafter	1,102
Total	$17,178

NOTE – 8 AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances for working capital purpose. The amounts are from the Company’s shareholders and their controlling companies, which were unsecured, interest-free with no fixed term of repayment. The related parties balance was $1,828,102 and $1,683,063, as of September 30, 2022 and March 31, 2022, respectively.

NOTE –9 LEASE

As of September 30, 2022, the Company entered into an operating lease with a lease term of 2 years, commencing from February 22, 2022.

Right of use assets and lease liability – right of use are as follows:

	September 30, 2022	March 31, 2022

Right-of-use assets	$52,328	$72,129

The lease liability – right of use is as follows:

	September 30, 2022	March 31, 2022

Current portion	$29,606	$38,697
Non-current portion	23,568	33,721

Total	$53,174	$72,418

The weighted average discount rate for the operating lease is 5%.

As of September 30, 2022, the operating lease payment of $29,606 will mature in the next 12 months.

NOTE – 10 STOCKHOLDERS’ DEFICIT

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

As of September 30, 2022 and March 31, 2022, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

On June 24, 2022, the Company issued 525,000,000 shares of its common stock as Commitment Shares to Williamsburg Venture Holdings, LLC (the “Investor”), under an Equity Purchase Agreement dated June 21, 2022 (the “Agreement”), in consideration for the Investor’s execution and delivery of, and performance under the Agreement, which was deferred to be amortized over the financing period.

On August 12, 2022, the Company issued 151,515,152 shares of its common stock to settle the accrued consulting and service fee to consultants who have provided services to the Company.

On September 30, 2022, the Company cancelled 150,000 shares of its common stock due to an error noted from previous transfer agent’s record.

As of September 30, 2022 and March 31, 2022, the Company had a total of 5,484,167,213 shares and 4,807,802,061 shares of common stock issued and outstanding, respectively.

NOTE – 11 NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the six months ended September 30, 2022 and 2021:

	Six months ended September 30,
	2022	2021

Net loss attributable to common shareholders	$(774,037)	$(57,589)

Weighted average common shares outstanding:
– Basic	5,129,519,233	4,807,802,061
– Diluted	5,129,519,233	4,807,802,061

Net loss per share:*
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)
____________________

* Less than $0.01

For the six months ended September 30, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE – 12 INCOME TAX EXPENSE

For the six months ended September 30, 2022 and 2021, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Six months ended September 30,
	2022	2021
Tax jurisdiction from:
- Local	$(205,304)	$–
- Foreign, including
British Virgin Islands	(504,163)	–
Hong Kong	(64,570)	(57,589)

Loss before income taxes	$(774,037)	$(57,589)

The provision for income taxes consisted of the following:

Six months ended September 30,
	2022	2021
Current tax:
- Local	$–	$–
- Foreign	–	–

Deferred tax
- Local	–	–
- Foreign	–	–

Income tax expense	$–	$–

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

KRFG is registered in the State of Delaware and is subject to tax laws of the United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. The Company has provided for a full valuation allowance against the deferred tax assets as the tax losses may not be able to carry forward after a change in substantial ownership of the Company.

For the six months ended September 30, 2022 and 2021, there were no operating income in the U.S. tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended September 30, 2022 and 2021 is as follows:

	Six months ended September 30,
	2022	2021

Income (Loss) before income taxes	$(64,570)	$(57,589)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(10,654)	(9,502)
Tax effect of non-deductible items	645	–
Tax effect of non-taxable items	(1,891)	–
Net operating income (loss)	(11,900)	(9,502)
Valuation allowance	11,900	9,502
Income tax expense (benefit)	$–	$–

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of September 30, 2022 and March 31, 2022:

	September 30,	March 31,
	2022	2022

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$80,868	$–
Hong Kong tax regime	270,524	285,609
Less: valuation allowance	(351,392)	(285,609)
Deferred tax assets, net	$–	$–

As of September 30, 2022, the operations in the United States of America incurred $385,086 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $80,868 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of September 30, 2022, the operations in Hong Kong incurred $1,639,540 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $270,524 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company filed income tax returns in the United States federal tax jurisdiction and the Delaware state tax jurisdiction. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authority for all tax years in which a loss carryforward is available.

NOTE – 13 RELATED PARTY TRANSACTIONS

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

NOTE – 14 COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company is committed to the below contractual arrangement.

On June 21, 2022, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company, pursuant to which the Investor has committed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement dated June 21, 2022. During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such prices as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% of the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of September 30,2022, the remaining balance for Equity Purchase from the Investor was $20,000,000.

NOTE – 15 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events since September 30, 2022.

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

Our Mission

Our mission is to create value for our shareholders through innovative solutions and products with Healthcare, Lifestyles, and Mobility elements.

Overview

We were incorporated in the state of Delaware on September 8, 1995, under the name ARXA International Energy, Inc. On June 4, 2001, we changed our name to King Resources, Inc., our current name.

On April 2, 2018, a change of control occurred with respect to the Company. On October 18, 2018, Brian Kistler, the then sole director and executive resigned from his position as the Chairman of the Board, and Junrong Yin was appointed to fill the vacancy caused by his resignation. On May 3, 2021, Mr. Kistler resigned from his positions as CEO with the Company and appointed Caren Currier to fill the vacancies caused by his resignation.

On October 25, 2021, Caren Currier entered into a Stock Purchase Agreement with Dr. Lee Ying Chiu Herbert (“Dr. Lee”) pursuant to which Ms. Currier agreed to sell to Dr. Lee all 30 million shares of Series C Preferred Stock of the Company held by her for aggregate consideration of Four Hundred Ten Thousand Dollars ($410,000). This transaction was consummated on November 10, 2021. In connection with the acquisition, Ms. Currier resigned from all her positions with the Company and the following persons were appointed to serve in the positions set forth next to their names:

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

Recent developments of the Company

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

We expect that such corporate actions to become effective on occurrence of the the later of: (i) the date on which the Corporate Actions are approved by the Financial Industry Regulatory Authority; or (ii) no earlier than August 22, 2022. As of the date of this report, the Corporate Actions have not been approved by the Financial Industry Regulatory Authority.

On August 8, 2022, the Company filed a registration statement on Form S-8, which authorized the issuance of the Company’s common stock as the compensation for the consultants who have provided services for the Company. On August 12, 2022, 151,515,152 shares of the Company’s common stock have been issued to the consultants.

On August 30, 2022, the Company appointed the following individuals to serve as independent directors of the Company:

Name	Age	Office(s)
Wong Kan Tat Frederick	58	Independent Director
Lo Mei Fan Pauline	51	Independent Director

None of the foregoing persons has a direct family relationship with any of the Corporation’s directors or executive officers, or any person nominated or chosen by the Corporation to become a director or executive officer.

None of the foregoing officers and directors will receive compensation in connection with their service on our Board of Directors or as an executive officer.

The Company adopted an Insider Trading Compliance Program, established an audit committee, a compensation committee and a nomination and governance committee, and adopted charters to govern the governance of such audit, compensation, nomination and governance committees. The audit and compensation committees consist of Mr. Wong Kan Tat Frederick and Ms. Lo Mei Fan Pauline, our independent directors, and Mr. Lau Ping Kee, our Chief Financial Officer and Director. Mr. Lau is the chair of our audit committee and compensation committee. Our nomination and governance committee consists of Mr. Wong Kan Tat Frederick, Ms. Lo Mei Fan Pauline, and Mr. Fu Wah, our Chief Executive Officer, Secretary and Director. Mr. Fu is the chair of our nomination and governance committee.

The Company believes that the above actions are the first step for the Company to establish good corporate governance which could lead to corporate success and growth in the future.

During the three months ended September 30, 2022, the Company recorded a revenue of $2,872 and a net loss of $592,078. The significant drop in revenue was mainly attributable to the global economic downturn. During this period, the Company started the distribution business, however, the material supply and logistic of final products are still impacted by the effect of COVID-19. The pace of implementation of distribution business was hindered and only a few sales were made as a result. The Company has tried its best to overcome the challenges in this tough situation and successfully secured the supply chain subsequent to the quarter ended September 30, 2022. The management expects a sales rebound will occur in the next quarter, together with the seasonal effect brought by Christmas and New Year Holiday, and expand to the oversea market when opportunity permits.

Our Organization Structure

The following corporate organization chart illustrates the current corporate structure of King Resources, Inc., including the jurisdiction of incorporation and ownership interest of each of its subsidiaries:

King Resources, Inc. is a holding company with no operations. It operates solely through its subsidiaries by providing innovative solutions and products with Healthcare, Lifestyles, and Mobility elements.

We have five wholly-owned subsidiaries: (i) OneSolution Holdings Limited (“OSH”), a BVI limited liability company formed in August 2022; (ii) Powertech Management Limited (“Powertech”), a BVI limited liability company formed in December 2021; (iii) Powertech Corporation Limited (“Powertech Corp”), a Hong Kong limited liability company formed in January 2015; (iv) OneSolution Management Limited (“OSM”), a BVI limited liability company formed in August 2022; and (v) OneSolution Innotech Limited (“OSIL”), a Hong Kong limited liability company formed in September 2022, and we have two business focuses:

•	Powertech Corp focuses on (i) research and development solutions; (ii) sales of own brand smart power supply products, and (iii) development of IoT products across our smart home, smart office and smart fitness ecosystem;

•	OSIL has entered into several partnership agreements with brands selling innovative and lifestyle products. Currently, OSIL acts as the distributor of five brands, namely Aqigo, Brusheva, Qivation, Paudin and Team Cuisine.

We are currently preparing to launch the Powertech Corp’s own brand smart power supply products on online store, and launching the sales of OSIL’s product with channel partners by the end of 2022. For the six months ended September 30, 2022 and 2021, we reported a net loss of $774,037 and $57,589, respectively. As of September 30, 2022, we had current assets of $740,515 and current liabilities of $2,567,729. As of March 31, 2022, we had current assets of $91,269 and current liabilities of $1,887,152.

Our Business

We currently operate in Hong Kong, and we seek to expand distribution of our products to Asia Pacific (“APAC”), Europe, Middle East and Africa (“EMEA”) and USA markets as opportunities permit. Our products are currently manufactured in China on a purchase order basis. As our distribution increases, we expect to sub-contract our products elsewhere in Asia as pricing and coordination dictate. We have no intention of expanding operations or our physical presence into China currently.

Products and Services

Currently, we are currently preparing to launch the Powertech Corp’s own brand of smart power supply products on an online store. Meanwhile, the newly established subsidiary, OSIL, acts as distributor in Hong Kong and has concluded several partnerships with five brands. We are building up our sales channels for the following brands in retails and online store in Hong Kong and categorized the products into “Healthcare”, “Lifestyle” and “Mobility”:

Healthcare

Aqigo

Aqigo is a Hong Kong brand that offers both home-use and commercial-use air purifiers to consumers. By leveraging the Paco Nanotech, a patented technology co-developed by ASA Innovation & Technology Limited and City University of Hong Kong, which can kill or decompose 99.9% of bacteria & virus, including the COVID-19 virus. Paco Nanotech has obtained the ISO 18184 standard. Aqigo products purify up to 3 times faster than traditional purifiers, which could bring cleaner and fresher air for consumers.

Brusheva

Brusheva offers sonic rechargeable electric toothbrush for users to maintain their teeth’s health. The sonic rechargeable electric toothbrush is available to vibrate at more than 25,000 strokes per minute, with the application of smaller brush head and softer bristles, it allows the users to reach all parts of their mouth easily, including all nooks and crannies, without damaging the gum when they are brushing their teeth. We hope the Brusheva’s toothbrush could improve the oral health for users and bring the users a healthier smile.

Qivation

Qivation offers innovative, safe and convenient to use products which integrate as part of our home living. Qivation applies the Nano Photocatalyst technology approved by Photocatalysis Industry Association of Japan (“PIAJ”) on its products which combined self-antibacterial and purification function together with lighting. The use of TiO2 technology allows Qivation products to initiate an antimicrobial effect for sanitization and air purification. It does not require any solvent, binders or alcohol, and can initiate the purifying process with visible light. This technological breakthrough creates a giant leap in making use of TiO2 sanitization technology.

Other than self-antibacterial and purification function, Qivation adopted the lighting software solutions by WiZ Connected under Signify (formerly known as Philips Lighting) combined with the Nano Photocatalyst technology. The lighting products are adjustable shades of lightness up to 64,000 and up to 16 million colors with preset well-being modes. We hope the Qivation products could reduce domestic health risks and creates a comforting lifestyle setting at home or at office.

Lifestyle

Paudin

Paudin is a kitchen knives brand that offers a wide selection of high-quality cutlery lines to suit all purposes and budgets for users, including chef’s knives, bread knives, steak knives and Japanese knives etc. The sharp, comfortable and durable kitchen knives with a wide collection of designs allow users to enjoy preparing and having their meals.

Team Cuisine

Team Cuisine offers smart kitchen appliances that connect to their application, which allows users to perform precise cooking remotely. Team Cuisine products can help users to cook with convenience and healthy fashion. It has an in-app recipe library as cooking guidance for each of the users. We are authorized to distribute Team Cuisine’s smart kitchen appliances, including smart cooking machine, smart pressure cooker, smart convention oven, smart air fryer etc. in Hong Kong. We hope Team Cuisine’s products could bring users a lifestyle and enjoyable cooking experience with the multi-function appliances.

Mobility

Powertech

The Company’s own brand “Powertech” is self-developing and distributing smart power supply products, including smart power chargers, wireless charging power banks, charging cables and Type C multi hub. These products will be launched both in our online store and local retail stores by the end of 2022. We hope the Powertech’s portable products could bring the users convenient in supporting the use of their mobile devices.

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

We established an IoT Technology and Lifestyle product team during the quarter ended September 30, 2022, and are in the process of developing a series of IoT home automation products. We expect to initially distribute the IoT products in Hong Kong and Southeast Asia and hope to expand to other countries as opportunities permit.

Use of Capital Funds

On June 21, 2022, the Company has entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada venture capital company, pursuant to which the Investor has committed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock over a 36-month period. In light of the Company’s latest strategic plan to tackle the Smart Home segment with products enhanced with Healthcare, Lifestyles, and Mobility elements, the Company will use the proceeds to establish a sustainable smart home ecosystem through in-house development of smart home appliances, target acquisition of smart home sector companies, and establish strategic partnerships with ESG promote companies.

Research and Development

During the quarter ended September 30, 2022, our research and development expenses are mainly incurred for the maintenance cost of our product development team. We expect to allocate our research and development funding towards product innovation of smart home appliances, and the recruitment of product development talents.

Sales and Marketing

We believe the demand for smart home appliances will continue to increase especially as the technological improvements such as AI are integrated into products to enhance user experience. We expect to distribute our current and future power supply and IoT products as follows:

•	Hong Kong – through our e-commerce channels, and leverage on our networks to distribute to prominent retailers, collaborate distribution channels with sales solution and promotion campaign.

•	APAC – through third party authorized dealers and channel partners.

•	USA/EMEA – through third party authorized distributors (which we expect to be wholesalers that sell to end retailers).

Recently, we signed an arrangement with local retail chain store to sell our brands. We believe this arrangement will enhance market recognition of our brand. In the near future, we intend to enhance our sales channels in Hong Kong and other regions.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table sets forth certain operational data for the periods indicated:

	Three months ended September 30,
	2022	2021
Revenue, net	$2,872	$64,332
Cost of revenue	(2,634)	(34,864)
Gross profit	238	29,468
Operating expenses:
Research and development expenses	(171,545)	(10,090)
Sales and marketing expenses	(198,908)	–
General and administrative expenses	(193,743)	(24,983)
Loss from operation	(563,958)	(5,605)
Other expense, net	(28,120)	–
Loss before income taxes	(592,078)	(5,605)
Income tax expense	–	–
Net loss	$(592,078)	$(5,605)

Revenue

During the three months ended September 30, 2022, the following customer accounted for 10% or more of our total net revenues:

	Three months ended September 30, 2022		September 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Evangelical Lutheran Church Hong Kong	$2,872	100%	$2,889

During the three months September 30, 2021, the following customer accounted for 10% or more of our total net revenues:

	Three months ended September 30, 2021		September 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
TLD Optoelectronic Technology Company Limited	$64,332	100%	$64,210

Cost of Revenue

Cost of revenue for the three months ended September 30, 2022 and 2021, was $2,634 and $34,864, respectively. The decrease was primarily attributable to the decrease in revenue from our research businesses.

Gross Profit

We achieved a gross profit of $238 and $29,468 for the three months ended September 30, 2022 and 2021, respectively. The decrease in gross profit was attributable to an decrease in revenue from our research businesses.

Research and Development Expenses (“R&D”)

Research and development expenses was $171,545 and $10,090 for the three months ended September 30, 2022 and 2021, respectively. The increase in expenses was primarily attributable to the increase in R&D expenses associated with our smart chargers, power banks and other products development.

Sales and Marketing Expenses

Sales and marketing expenses was $198,908 and $0 for the three months ended September 30, 2022 and 2021, respectively. The expenses primarily include consulting fees incurred in relation to public relations and promotional expenses.

General and Administrative Expenses (“G&A”)

General and administrative expenses was $193,743 and $24,983 for the three months ended September 30, 2022 and 2021, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses increased by approximately $168,760 in the three months ended September 30, 2022 from $24,983 in the three months ended September 30, 2021. The increase was primarily attributable to the increase in professional fees and salaries.

Other expense, net

Other expense, net was $28,120 and $0 for the three months ended September 30, 2022 and 2021, respectively. The increase was attributable to interest expense on capital funding and loss on impairment of inventories offset by government subsidy.

Income Tax Expense

No income tax expense incurred during the three months ended September 30, 2022 and 2021.

Net loss

As a result of the above, we reported net loss of $592,078 for the three months ended September 30, 2022, as compared to $5,605 for the three months ended September 30 ,2021. The increase in net loss was mainly attributable to decrease in research revenue, increase in sales and marketing cost associated with sales channel development, research and development expenses associated with new products development and general and administrative expense.

Comparison of the six months ended September 30, 2022 and 2021

The following table sets forth certain operational data for the periods indicated:

	Six months ended September 30,
	2022	2021
Revenue, net	$162,189	$64,332
Cost of revenue	(19,120)	(34,864)
Gross profit	143,069	29,468
Operating expenses:
Research and development expenses	(234,156)	(38,509)
Sales and marketing expenses	(347,908)	–
General and administrative expenses	(295,397)	(48,548)
Loss from operation	(734,392)	(57,589)
Other expense, net	(39,645)	–
Loss before income taxes	(774,037)	(57,589)
Income tax expense	–	–
Net loss	$(774,037)	$(57,589)

Revenue

During the six months ended September 30, 2022, the following customer accounted for 10% or more of our total net revenues:

	Six months ended September 30, 2022		September 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Mirum Digital Media Ltd.	$159,317	98.2%	$–

During the six months ended September 30, 2021, the following customer accounted for 10% or more of our total net revenues:

	Six months ended September 30, 2021		September 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
TLD Optoelectronic Technology Company Limited	$64,332	100%	$64,210

Cost of Revenue

Cost of revenue for the six months ended September 30, 2022 and 2021, was $19,120 and $34,864, respectively. The decrease was primarily attributable to the early completion of the research project that led to a reduced research manpower involved in the research project.

Gross Profit

We achieved a gross profit of $143,069 and $29,468 for the six months ended September 30, 2022 and 2021, respectively. The increase in gross profit was attributable to the decrease in cost incurred from our research businesses.

Research and Development Expenses (“R&D”)

Research and development expenses was $234,156 and $38,509 for the six months ended September 30, 2022 and 2021, respectively. The increase in expenses was primarily attributable to the increase in R&D expenses associated with our smart chargers, power banks and IoT products development.

Sales and Marketing Expenses

Sales and marketing expenses was $347,908 and $0 for the six months ended September 30, 2022 and 2021, respectively. The expenses primarily included consulting fees incurred in relation to public relations and promotional expenses.

General and Administrative Expenses (“G&A”)

General and administrative expenses was $295,397 and $48,548 for the six months ended September 30, 2022 and 2021, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses increased by approximately $246,849 in the six months ended September 30, 2022 from $48,548 in the six months ended September 30, 2021. The increase was primarily attributable to the increase in professional fees and salaries.

Other expense, net

Other expense, net was $39,645 and $0 for the six months ended September 30, 2022 and 2021, respectively. The increase was attributable to interest expense on capital funding and loss on impairment of inventories offset by government subsidy.

Income Tax Expense

No income tax expense incurred during the six months ended September 30, 2022 and 2021.

Net loss

As a result of the above, we reported net loss of $774,037 for the six months ended September 30, 2022, as compared to $57,589 for the six months ended September 30 ,2021. The increase in net loss was mainly attributable to sales and marketing cost associated with sales channel development, research and development expenses associated with new products development and general and administrative expense

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the six months ended September 30, 2022 and 2021.

	Six months ended September 30,
	2022	2021
Net cash used in operating activities	$(74,155)	$(118,391)
Net cash used in investing activities	$(2,216)	$–
Net cash provided by financing activities	$100,399	$94,047

Net Cash Used In Operating Activities

For the six months ended September 30, 2022, net cash used in operating activities was $74,155, which consisted primarily of a net loss of $774,037, an increase in inventories of $800, an increase in accounts receivables of $2,889, an increase in deposits, prepayments and other receivables of $93,674, and a decrease of lease liabilities of $19,065, offset by an increase in accounts payables of $3,715, an increase in accrued liabilities and other payables of $240,969, an increase in accrued consulting and service fee of $300,000, plus non-cash items such as, depreciation of $20,657, amortization of $2,243, non-cash lease expenses of $1,573, amortization of deferred financing cost of $47,153 and share issued for services rendered of $200,000.

For the six months ended September 30, 2021, net cash used in operating activities was $118,391, which consisted primarily of a net loss of $57,589, an increase in accounts receivables of $64,149, a decrease in accrued liabilities and other payables of $1,889, a decrease of lease liabilities of $20,072, offset by a decrease in deposit, prepayment and other receivables of $3,486, plus non-cash items such as, depreciation of $19,084, amortization of $2,136 and non-cash lease expenses of $602.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities to finance our operations and future acquisitions.

Net Cash Used In Investing Activities

For the six months ended September 30, 2022, net cash used in investing activity was $2,216, which consisted of addition of property and equipment.

For the six months ended September 30, 2021, no net cash was generated from investing activities.

Net Cash Provided by Financing Activities

For the six months ended September 30, 2022, net cash provided by financing activity was $100,399, which consisted of advances from related parties.

For the six months ended September 30, 2021, net cash provided by financing activity was $94,047, which consisted of advances from related parties.

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

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be significantly higher than 2022. As of September 30, 2022, we had an accumulated deficit of $7,342,530. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of September 30, 2022:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	1,828,102	1,828,102	–	–	–
Accounts payables	3,715	3,715	–	–	–
Operating lease liability	53,174	29,606	23,568	–	–
Other contractual liabilities (1)	706,306	706,306	–	–	–
Total obligations	2,591,297	2,567,729	23,568	–	–

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2022, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. legal proceedings.

We are not a party to any legal or administrative proceedings that we believe, individually or in aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. Risk factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior securities.

None.

ITEM 4. Mine Safety disclosures.

Not applicable.

ITEM 5. other information.

None.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Designations of preferences and rights of Series B Convertible Preferred Stock (2)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
4.2	Description of Securities (3)
10.1	Share Exchange Agreement dated December 15, 2021, by and among King Resources, Inc., Powertech Management Limited, a British Virgin Island corporation, FU Wah and Silver Bloom Properties Limited (1)
21	Subsidiaries (2)
31.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer and Director Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

_______________________

*	Filed herewith
(1)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 14, 2022.
(2)	Incorporated by reference to the Exhibits of Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 25, 2022.
(3)	Incorporated by reference to the Exhibits of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 24, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING RESOURCES, INC.

By:	/s/ FU Wah
Name: FU Wah
Title: Chief Executive Officer, Secretary and Director

Date: November 14, 2022

