Form 10-Q
period 2022-12-31
KING RESOURCES, INC.
filed 2023-02-21
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2022

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 14, 2023, was 5,484,167,213.

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

viii

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2022	March 31, 2022
		(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$76,937	$14,864
Accounts receivable	1,516	–
Inventories	34,229	17,617
Deferred financing cost, net	434,097	–
Prepayment for goods	80,788	–
Deposits, prepayments and other receivables	42,270	58,788
Amount due from related parties	48,712	–

Total current assets	718,549	91,269

Non-current assets:
Property and equipment, net	5,771	5,208
Right-of-use assets, net	42,744	72,129
Intangible assets	16,144	19,469

Total non-current assets	64,659	96,806

TOTAL ASSETS	$783,208	$188,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payables	$243	$–
Accrued liabilities and other payables	456,037	165,392
Accrued consulting and service fees	300,000	–
Amounts due to related parties	1,954,287	1,683,063
Lease liabilities	40,255	38,697

Total current liabilities	2,750,822	1,887,152

Non-current liability:
Lease liabilities	3,444	33,721

TOTAL LIABILITIES	2,754,266	1,920,873

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.001, 85,000,000 shares authorized, 35,000,000 shares undesignated as of December 31, 2022 and March 31, 2022	–	–
Preferred Stock, Series C, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	30,000	30,000
Common stock, par value $0.001, 6,000,000,000 shares authorized, 5,484,167,213 and 4,807,802,061 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	5,484,167	4,807,802
Additional paid-in capital	48,635	–
Accumulated other comprehensive income (loss)	(5,373)	(2,107)
Accumulated deficit	(7,528,487)	(6,568,493)

Stockholders’ deficit	(1,971,058)	(1,732,798)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$783,208	$188,075

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended December 31,		Nine Months ended December 31,
	2022	2021	2022	2021

Revenue, net	$7,391	$192,996	$169,580	$257,328
Cost of revenue	(5,709)	(184,272)	(24,829)	(219,136)

Gross profit	1,682	8,724	144,751	38,192

Operating expenses:
Research and development expenses	26,443	4,575	260,599	43,084
Sales and marketing expenses	5,141	–	353,049	–
General and administrative expenses	113,233	41,238	408,630	89,786
Total operating expenses	144,817	45,813	1,022,278	132,870

Loss from operation	(143,135)	(37,089)	(877,527)	(94,678)

Other income (expense):
Government subsidy	927	–	9,185	–
Interest income	1	–	1	–
Interest expense	(43,750)	–	(90,903)	–
Loss on impairment of inventories	–	–	(750)	–
Total other expense, net	(42,822)	–	(82,467)	–

LOSS BEFORE INCOME TAXES	(185,957)	(37,089)	(959,994)	(94,678)

Income tax expense	–	–	–	–

NET LOSS	(185,957)	(37,089)	(959,994)	(94,678)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) gain	(10,210)	(239)	(3,266)	2,538

COMPREHENSIVE LOSS	$(196,167)	$(37,328)	$(963,260)	$(92,140)

Net loss per share – Basic and Diluted*
– Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average outstanding shares
– Basic	5,484,167,213	4,807,802,061	5,248,165,102	4,807,802,061
– Diluted	5,484,167,213	4,807,802,061	5,248,165,102	4,807,802,061

*Less than $0.01

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Nine months ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(959,994)	$(94,678)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,150	28,623
Amortization	3,368	4,298
Non-cash lease expenses	2,186	1,432
Amortization of deferred financing cost	90,903	–
Share issued for services rendered	200,000	–

Change in operating assets and liabilities:
Accounts receivable	(1,516)	(155,391)
Inventories	(16,561)	4,579
Prepayment for goods	(80,788)	–
Deposit, prepayments and other receivables	16,688	3,046
Accrued liabilities and other payables	290,408	(1,092)
Accrued consulting and service fees	300,000	–
Accounts payables	243	–

Net cash used in operating activities	(123,913)	(209,183)

Cash flows from investing activity:
Purchase of property and equipment	(2,228)	–

Net cash used in investing activity	(2,228)	–

Cash flows from financing activity:
Repayment of lease liabilities	(28,928)	(30,812)
Advances from related parties	217,764	215,939

Net cash provided by financing activity	188,836	185,127

Foreign currency translation adjustment	(622)	2,538

Net change in cash and cash equivalents	62,073	(21,518)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,864	42,463

CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,937	$20,945

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock Series C		Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total stockholders’
	No. of Shares	Amount	No. of Shares	Amount	capital	(loss)	losses	deficit

Balance as of April 1, 2021	30,000,000	$30,000	4,807,802,061	$4,807,802	$–	$(13,411)	$(6,508,327)	$(1,683,936)

Foreign currency translation adjustment	–	–	–	–	–	(1,991)	–	(1,991)
Net loss for the period	–	–	–	–	–	–	(51,984)	(51,984)

Balance as of June 30, 2021	30,000,000	$30,000	4,807,802,061	$4,807,802	$–	$(15,402)	$(6,560,311)	$(1,737,911)

Foreign currency translation adjustment	–	–	–	$–	–	$4,768	$–	$4,768
Net loss for the period	–	–	–	–	–	–	(5,605)	(5,605)

Balance as of September 30, 2021	30,000,000	$30,000	4,807,802,061	$4,807,802	$–	$(10,634)	$(6,565,916)	$(1,738,748)

Foreign currency translation adjustment	–	–	–	$–	–	$(239)	$–	$(239)
Net loss for the period	–	–	–	–	–	–	(37,089)	(37,089)

Balance as of December 31, 2021	30,000,000	$30,000	4,807,802,061	$4,807,802	$–	$(10,873)	$(6,603,005)	$(1,776,076)

Balance as of April 1, 2022	30,000,000	$30,000	4,807,802,061	$4,807,802	$–	$(2,107)	$(6,568,493)	$(1,732,798)

Foreign currency translation adjustment	–	–	–	–	–	4,831	–	4,831
Commitment shares issued for private placement	–	–	525,000,000	525,000	–	–	–	525,000
Net loss for the period	–	–	–	–	–	–	(181,959)	(181,959)

Balance as of June 30, 2022	30,000,000	$30,000	5,332,802,061	$5,332,802	$–	$2,724	$(6,750,452)	$(1,384,926)

Share issued for services rendered	–	$–	151,515,152	$151,515	$48,485	$–	$–	$200,000
Cancellation of shares	–	–	(150,000)	(150)	150	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	2,113	–	2,113
Net loss for the period	–	–	–	–	–	–	(592,078)	(592,078)

Balance as of September 30, 2022	30,000,000	$30,000	5,484,167,213	$5,484,167	$48,635	$4,837	$(7,342,530)	$(1,774,891)

Foreign currency translation adjustment	–	–	–	–	–	(10,210)	–	(10,210)
Net loss for the period	–	–	–	–	–	–	(185,957)	(185,957)

Balance as of December 31, 2022	30,000,000	$30,000	5,484,167,213	$5,484,167	$48,635	$(5,373)	$(7,528,487)	$(1,971,058)

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. For the three and nine months ended December 31, 2022 and 2021, the Company operates in one reportable operating segment in Hong Kong.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivables

Accounts receivables are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. During the three and nine months ended December 31, 2022 and 2021, there was no allowance for doubtful accounts.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the three and nine months ended December 31, 2022 and 2021, the Company recorded an impairment loss of $750 and $0 for periods ended December 31, 2022 and 2021, respectively.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the three and nine months ended December 31, 2022 and 2021. The Company amortizes the trademarks over an estimated economic useful life of ten years.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended December 31, 2022 and 2021.

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

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the three months ended December 31, 2022 and 2021, the Company received government subsidies of $927 and $0. For the nine months ended December 31, 2022 and 2021, the Company received government subsidies of $9,185 and $0.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and nine months ended December 31, 2022 and 2021.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end HKD:US$ exchange rate	0.1281	0.1284
Annualized average HKD:US$ exchange rate	0.1276	0.1287

•	Comprehensive income

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

The Company incurred recurring losses from prior years and suffered from an accumulated deficit of $7,528,487 at December 31, 2022 resulting mainly from disruptions caused by coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020. The outbreak had caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

NOTE – 4 DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	December 31,	March 31,
	2022	2022

Prepaid expenses	$33,727	$50,226
Rental and utilities deposit	8,543	8,518
Other receivables	–	44
	$42,270	$58,788

Prepaid expenses represent the administrative and operational expenses that are prepaid for the next twelve months.

NOTE – 5 DEFERRED FINANCING COST, NET

Deferred financing cost, net is as follows:

	December 31, 2022	March 31, 2022

Deferred financing cost	$525,000	$–
Less: amortization	(90,903)	–
Deferred financing cost, net	$434,097	$–

On June 24, 2022, the Company issued 525,000,000 shares of its common stock as Commitment Shares to Williamsburg Venture Holdings, LLC (the “Investor”), under an Equity Purchase Agreement dated June 21, 2022 (the “Agreement”), in consideration for the Investor’s execution and delivery of, and performance under the Agreement, which was deferred to be amortized over the financing period of 3 years.

NOTE – 6 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,	March 31,
	2022	2022

Office equipment	$15,706	$15,779
Furniture and fixtures	12,037	12,123
Computer equipment	27,011	24,961
Foreign translation difference	151	(337)
	54,905	52,526
Less: accumulated depreciation	(48,991)	(47,659)
Less: foreign translation difference	(143)	341
	$5,771	$5,208

Depreciation expense for the three months ended December 31, 2022 and 2021 were $647 and $20, respectively.

Depreciation expense for the nine months ended December 31, 2022 and 2021 were $1,674 and $20, respectively.

NOTE – 7 INTANGIBLE ASSETS, NET

As of December 31, 2022 and March 31, 2022, intangible assets consisted of the following:

	Useful life	December 31, 2022	March 31, 2022

At cost:
Website development cost	5 years	$21,200	$21,352
Trademarks	10 years	2,552	2,552
Less: accumulated amortization		(7,651)	(4,308)
Foreign translation adjustment		43	(127)
		$16,144	$19,469

Amortization of intangible assets for the three months ended December 31, 2022 and 2021 were $1,125 and $2,126, respectively.

Amortization of intangible assets for the nine months ended December 31, 2022 and 2021 were $3,368 and $4,298, respectively.

As of December 31, 2022, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Year ending December 31:	Amount
2023	$4,508
2024	4,508
2025	4,508
2026	1,319
2027	256
Thereafter	1,045
Total	$16,144

NOTE – 8 AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances for working capital purpose. The amounts are from the Company’s shareholders and companies they control, which were unsecured, interest-free are repayable on demand. The related parties balance was $1,954,287 and $1,683,063, as of December 31, 2022 and March 31, 2022, respectively.

NOTE –9 LEASE

As of December 31, 2022, the Company had entered into an operating lease with a lease term of 2 years, commencing from February 22, 2022.

Right of use assets and lease liability – right of use are as follows:

	December 31, 2022	March 31, 2022

Right-of-use assets	$110,484	$110,484
Accumulated depreciation	(67,831)	(38,355)
Exchange realignment	91	–

Total	$42,744	$72,129

The lease liability – right of use is as follows:

	December 31, 2022	March 31, 2022

Current portion	$40,255	$38,697
Non-current portion	3,444	33,721

Total	$43,699	$72,418

The weighted average discount rate for the operating lease is 5%.

As of December 31, 2022, the operating lease payment of $38,039 will mature in the next 12 months.

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

As of December 31, 2022 and March 31, 2022, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

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

On August 12, 2022, the Company issued 151,515,152 shares of its common stock to settle the accrued consulting and service fee to consultants who had provided services to the Company.

On September 30, 2022, the Company cancelled 150,000 shares of its common stock due to an error noted from previous transfer agent’s record.

As of December 31, 2022 and March 31, 2022, the Company had a total of 5,484,167,213 shares and 4,807,802,061 shares of common stock issued and outstanding, respectively.

NOTE – 11 NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the nine months ended December 31, 2022 and 2021:

	Nine months ended December 31,
	2022	2021

Net loss attributable to common shareholders	$(959,994)	$(94,678)

Weighted average common shares outstanding:
– Basic	5,248,165,102	4,807,802,061
– Diluted	5,248,165,102	4,807,802,061

Net loss per share:*
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

____________________

* Less than $0.01

For the nine months ended December 31, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE – 12 INCOME TAX EXPENSE

For the nine months ended December 31, 2022 and 2021, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Nine months ended December 31,
	2022	2021

Tax jurisdiction from:
- Local	$(274,229)	$–
- Foreign, including
British Virgin Islands	(506,202)	–
Hong Kong	(179,563)	(94,678)

Loss before income taxes	$(959,994)	$(94,678)

The provision for income taxes consisted of the following:

Nine months ended December 31,
	2022	2021

Current tax:
- Local	$–	$–
- Foreign	–	–

Deferred tax
- Local	–	–
- Foreign	–	–

Income tax expense	$–	$–

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

KRFG is registered in the State of Delaware and is subject to tax laws of the United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. The Company has provided for a full valuation allowance against the deferred tax assets of $95,342 as the tax losses may not be able to carry forward after a change in substantial ownership of the Company.

For the nine months ended December 31, 2022 and 2021, there were no operating income in the U.S. tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended December 31, 2022 and 2021 is as follows:

	Nine months ended December 31,
	2022	2021

Income (Loss) before income taxes	$(179,563)	$(94,678)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(29,628)	(15,622)
Tax effect of non-deductible items	937	–
Tax effect of non-taxable items	(2,126)	–
Net operating income (loss)	(30,817)	(15,622)
Valuation allowance	30,817	15,622
Income tax expense (benefit)	$–	$–

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2022 and March 31, 2022:

	December 31,	March 31,
	2022	2022

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$95,342	$–
Hong Kong tax regime	290,955	285,609
Less: valuation allowance	(386,297)	(285,609)
Deferred tax assets, net	$–	$–

As of December 31, 2022, the operations in the United States of America incurred $454,011 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $95,342 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of December 31, 2022, the operations in Hong Kong incurred $1,763,360 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $290,955 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company filed income tax returns in the United States federal tax jurisdiction and the Delaware state tax jurisdiction. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authority for all tax years in which a loss carryforward is available.

NOTE – 13 RELATED PARTY TRANSACTIONS

From time to time, the Company’s related parties and director advanced working capital funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and are repayable on demand.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 14 COMMITMENTS AND CONTINGENCIES

As of December 31, 2022, the Company is committed to the below contractual arrangement.

On June 21, 2022, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company, pursuant to which the Investor has committed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement dated June 21, 2022. During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such prices as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% of the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of December 31,2022, the remaining balance for Equity Purchase by the Investor was $20,000,000.

NOTE – 15 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events since December 31, 2022.

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

We expect that such corporate actions to become effective on occurrence of the later of: (i) the date on which the Corporate Actions are approved by the Financial Industry Regulatory Authority; or (ii) no earlier than August 22, 2022. As of the date of this report, the Corporate Actions have not been approved by the Financial Industry Regulatory Authority.

On August 8, 2022, the Company filed a registration statement on Form S-8, which authorized the issuance of the Company’s common stock as compensation for consultants who have provided services for the Company. On August 12, 2022, 151,515,152 shares of the Company’s common stock have been issued to the consultants.

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

During the three months ended December 31, 2022, the Company recorded a revenue of $169,580 and a net loss of $959,994. The significant drop in revenue was mainly attributable to the global economic downturn. During this period, the Company started the distribution business, however, the material supply and logistic of final products are still impacted by the effect of COVID-19. The pace of implementation of distribution business was hindered and only a few sales were made as a result. The Company has tried its best to overcome the challenges in this tough situation and successfully secured the supply chain subsequent to the quarter ended December 31, 2022. The management expects a sales rebound will occur in the next quarter, together with the seasonal effect brought by Christmas and New Year Holiday, and expand to the oversea market when opportunity permits.

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

We are currently preparing to launch the Powertech Corp’s own brand smart power supply products on online store, and launching the sales of OSIL’s product with channel partners by the end of 2022. For the nine months ended December 31, 2022 and 2021, we reported a net loss of $959,994 and $94,678, respectively. As of December 31, 2022, we had current assets of $718,549 and current liabilities of $2,730,696 As of March 31, 2022, we had current assets of $91,269 and current liabilities of $1,887,152.

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

We established an IoT Technology and Lifestyle product team during the quarter ended December 31, 2022, and are in the process of developing a series of IoT home automation products. We expect to initially distribute the IoT products in Hong Kong and Southeast Asia and hope to expand to other countries as opportunities permit.

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

Research and Development

During the quarter ended December 31, 2022, our research and development expenses are mainly incurred for the maintenance cost of our product development team. We expect to allocate our research and development funding towards product innovation of smart home appliances, and the recruitment of product development talents.

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

Results of Operations

Comparison of the three months ended December 31, 2022 and 2021

The following table sets forth certain operational data for the periods indicated:

	Three months ended December 31,
	2022	2021

Revenue, net	$7,391	$192,996
Cost of revenue	(5,709)	(184,272)
Gross profit	1,682	8,724
Operating expenses:
Research and development expenses	(26,443)	(4,575)
Sales and marketing expenses	(5,141)	–
General and administrative expenses	(113,233)	(41,238)
Loss from operation	(143,135)	(37,089)
Other expense, net	(42,822)	–
Loss before income taxes	(185,957)	(37,089)
Income tax expense	–	–
Net loss	$(185,957)	$(37,089)

Revenue

During the three months ended December 31, 2022, no single customer accounted for 10% or more of our total net revenues.

During the three months December 31, 2021, the following customer accounted for 10% or more of our total net revenues:

	Three months ended December 31, 2021		December 31, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable

TLD Optoelectronic Technology Company Limited	$192,996	100%	$154,107

Cost of Revenue

Cost of revenue for the three months ended December 31, 2022 and 2021, was $5,709 and $184,272, respectively. The decrease was primarily attributable to the decrease in revenue from our research businesses.

Gross Profit

We achieved a gross profit of $1,682 and $8,724 for the three months ended December 31, 2022 and 2021, respectively.

Gross profit varies between projects and hence, the fluctuation between the 3 months period ended December 31, 2022 and 2021.

Research and Development Expenses (“R&D”)

Research and development expenses was $26,443 and $4,575 for the three months ended December 31, 2022 and 2021, respectively. The increase in expenses was primarily attributable to the increase in R&D expenses associated with our smart chargers, power banks and other products development.

Sales and Marketing Expenses

Sales and marketing expenses was $5,141 and $0 for the three months ended December 31, 2022 and 2021, respectively. The expenses primarily include consulting fees incurred in relation to public relations and promotional expenses.

General and Administrative Expenses (“G&A”)

General and administrative expenses was $113,233 and $41,238 for the three months ended December 31, 2022 and 2021, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses increased by approximately $71,995 in the three months ended December 31, 2022 from $41,238 in the three months ended December 31, 2021. The increase was primarily attributable to the increase in professional fees and salaries.

Other expense, net

Other expense, net was $42,822 and $0 for the three months ended December 31, 2022 and 2021, respectively. The increase was attributable to interest expense on capital funding and loss on impairment of inventories offset by government subsidy.

Income Tax Expense

No income tax expense incurred during the three months ended December 31, 2022 and 2021.

Net loss

As a result of the above, we reported net loss of $185,957 for the three months ended December 31, 2022, as compared to $37,089 for the three months ended December 31 ,2021. The increase in net loss was mainly attributable to decrease in research revenue, increase in sales and marketing cost associated with sales channel development, research and development expenses associated with new products development and general and administrative expense.

Comparison of the nine months ended December 31, 2022 and 2021

The following table sets forth certain operational data for the periods indicated:

	Nine months ended December 31,
	2022	2021

Revenue, net	$169,580	$257,328
Cost of revenue	(24,829)	(219,136)
Gross profit	144,751	38,192
Operating expenses:
Research and development expenses	(260,599)	(43,084)
Sales and marketing expenses	(353,049)	–
General and administrative expenses	(408,630)	(89,786)
Loss from operation	(877,527)	(94,678)
Other expense, net	(82,467)	–
Loss before income taxes	(959,994)	(94,678)
Income tax expense	–	–
Net loss	$(959,994)	$(94,678)

Revenue

During the nine months ended December 31, 2022, the following customer accounted for 10% or more of our total net revenues:

	Nine months ended December 31, 2022		December 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable

Mirum Digital Media Ltd.	$159,317	93.9%	$–

During the nine months ended December 31, 2021, the following customer accounted for 10% or more of our total net revenues:

	Nine months ended December 31, 2021		December 31, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
TLD Optoelectronic Technology Company Limited	$257,328	100%	$157,107

Cost of Revenue

Cost of revenue for the nine months ended December 31, 2022 and 2021, was $24,829 and $219,136, respectively. The decrease was primarily attributable to the early completion of the research project that led to a reduced research manpower involved in the research project.

Gross Profit

We achieved a gross profit of $144,751 and $38,192 for the nine months ended December 31, 2022 and 2021, respectively.

Gross profit varies between projects and hence, the fluctuation between the 9 months period ended December 31, 2022 and 2021.

Research and Development Expenses (“R&D”)

Research and development expenses was $260,599 and $43,084 for the nine months ended December 31, 2022 and 2021, respectively. The increase in expenses was primarily attributable to the increase in R&D expenses associated with our smart chargers, power banks and IoT products development.

Sales and Marketing Expenses

Sales and marketing expenses was $353,049 and $0 for the nine months ended December 31, 2022 and 2021, respectively. The expenses primarily included consulting fees incurred in relation to public relations and promotional expenses.

General and Administrative Expenses (“G&A”)

General and administrative expenses was $408,630 and $89,786 for the nine months ended December 31, 2022 and 2021, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses increased by approximately $318,844 in the nine months ended December 31, 2022 from $89,786 in the nine months ended December 31, 2021. The increase was primarily attributable to the increase in professional fees and salaries.

Other expense, net

Other expense, net was $82,467 and $0 for the nine months ended December 31, 2022 and 2021, respectively. The increase was attributable to interest expense on capital funding and loss on impairment of inventories offset by government subsidy.

Income Tax Expense

No income tax expense incurred during the nine months ended December 31, 2022 and 2021.

Net loss

As a result of the above, we reported net loss of $959,994 for the nine months ended December 31, 2022, as compared to $94,678 for the nine months ended December 31 ,2021. The increase in net loss was mainly attributable to sales and marketing cost associated with sales channel development, research and development expenses associated with new products development and general and administrative expense

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the nine months ended December 31, 2022 and 2021.

	Nine months ended December 31,
	2022	2021

Net cash used in operating activities	$(123,913)	$(209,183)
Net cash used in investing activities	$(2,228)	$–
Net cash provided by financing activities	$188,836	$185,127

Net Cash Used In Operating Activities

For the nine months ended December 31, 2022, net cash used in operating activities was $123,913, which consisted primarily of a net loss of $959,994, an increase in inventories of $16,561, an increase in accounts receivables of $1,516 and an increase in prepayment for goods of $80,788, , offset by a decrease in deposits, prepayments and other receivables of $16,688, an increase in accounts payables of $243, an increase in accrued liabilities and other payables of $290,408, an increase in accrued consulting and service fee of $300,000, plus non-cash items such as, depreciation of $31,150, amortization of $3,368, non-cash lease expenses of $2,186, amortization of deferred financing cost of $90,903 and share issued for services rendered of $200,000.

For the nine months ended December 31, 2021, net cash used in operating activities was $239,995, which consisted primarily of a net loss of $94,678, an increase in accounts receivables of $155,391, a decrease in accrued liabilities and other payables of $1,092, a decrease of lease liabilities of $30,812, offset by a decrease in inventories of $4,579, a decrease in deposit, prepayment and other receivables of $3,046, plus non-cash items such as, depreciation of $28,623, amortization of $4,298 and non-cash lease expenses of $1,432.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities to finance our operations and future acquisitions.

Net Cash Used In Investing Activities

For the nine months ended December 31, 2022, net cash used in investing activity was $2,228, which consisted of addition of property and equipment.

For the nine months ended December 31, 2021, no net cash was generated from investing activities.

Net Cash Provided by Financing Activities

For the nine months ended December 31, 2022, net cash provided by financing activity was $188,836, which consisted of advances from related parties, net of repayment of lease liabilities of $28,928.

For the nine months ended December 31, 2021, net cash provided by financing activity was $215,939, which consisted of advances from related parties.

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

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be significantly higher than 2022. As of December 31, 2022, we had an accumulated deficit of $7,528,487. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of December 31, 2022:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	1,954,287	1,954,287	–	–	–
Accounts payables	243	243	–	–	–
Operating lease liability	43,699	20,129	23,570	–	–
Other contractual liabilities (1)	756,037	756,037	–	–	–
Total obligations	2,754,266	2,730,696	23,570	–	–

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of December 31, 2022, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

______________________

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

Date: February 21, 2023

