Form 10-K
period 2023-03-31
KING RESOURCES, INC.
filed 2023-07-14
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at July 12, 2023
Common Stock, $0.001 par value per share	5,484,167,213 shares

The aggregate market value of the 1,773,346,317 shares of Common Stock of the registrant held by non-affiliates on September 30, 2022, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $1,596,012.

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

vii

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

We generated revenue of $198,816 and $385,406 for the years ended March 31, 2023 and 2022, respectively. We reported a net loss of $1,315,508 and $60,166 for the years ended March 31, 2023 and 2022, respectively. We had current assets of $541,460 and current liabilities of $2,722,831 as of March 31, 2023. As of March 31, 2022, our current assets and current liabilities were $91,269 and $1,887,152, respectively. We have prepared our consolidated financial statements for the years ended March 31, 2023 and 2022 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders.

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

We expect that such corporate actions to become effective on the date on which the Corporate Actions are approved by the Financial Industry Regulatory Authority. As of the date of this report, the Corporate Actions have not been approved by the Financial Industry Regulatory Authority.

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

On September 30, 2022, 150,000 shares of the Company’s common stock have been cancelled due to an error noted from previous transfer agent’s record.

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

Our Business

We operate through our wholly-owned subsidiaries Powertech Corporation Limited and OneSolution Innotech Limited, limited liability companies organized under the laws of Hong Kong. We currently provide solutions for other companies who are in the fields of developing high power, high voltage power supply and wireless charging technologies. We are currently preparing trial sales on our 65W AC-DC Type C PD chargers, USB-C multiport hub, USB-C mini hub, 65W power bank with 30,000mAh and other accessories through online shop.

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

Products and Services

Currently, all of our revenues are derived from solution services that we provide to other companies. We are currently preparing trial sales on our 65W AC-DC Type C PD chargers, USB-C multiport hub, USB-C mini hub, 65W power bank with 30,000mAh and other accessories through online shop.

We intend to offer three ultra-small power supply products as follows:

Product	Status/Anticipated Launch Date
65W AC-DC Type C PD charger product	Product currently pre-sale on Company’s online store. Expect to distribute our products to the chain stores by end of 2023
45W AC-DC dual-port Type C PD charger model product 65W AC-DC dual-port Type C PD charger model product	Anticipate to launch with mobile and tablet makers in 2023
120W AC-DC Multi-Charging outputs charger product	Anticipate to sell, distribute, and launch with high power computer and notebook manufacturers in 2023

We expect these products to become one of the world’s smallest smart power supply products.

The following are the characteristics of our power chargers:

•	Power AC-DC charger with high-end power conversion technology
•	Uses ultra-high pulse width modulation frequency
•	Intelligent voltage and current detection algorithm
•	Digital power factor correction algorithm with high frequency switching program
•	Energy efficiency meets US Class 6 AC-DC power charger standard
•	In-house developed innovative driver and controller that can solve the problem of ultra-high switching frequency
•	In-house developed PCBA heat dissipation solution
•	In-house developed circuits that can solve dependency problems
•	Power efficiency reaching 94%
•	In-house developed compact power transformer
•	Environmental design, miniaturized equipment size, reducing plastic material consumption up to 50%

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

Mobility

Powertech

The Company’s own brand “Powertech” is self-developing and distributing smart power supply products, including smart power chargers, wireless charging power banks, charging cables and Type C multi hub. These products will be launched both in our online store and local retail stores by the end of 2023. We hope the Powertech’s portable products could bring the users convenient in supporting the use of their mobile devices.

Future IoT Technology and Lifestyle Products – The Smart Home Ecosystem

We believe that the smart home ecosystem has become both in concept and reality a part of the common culture around the world. When homeowners or buyers consider renovation or new construction, many of them are considering the possibility of implementing smart home ecosystem devices to their homes due to increasing awareness of the importance of energy efficiency and lifestyle improvement of smart home products. According to International Data Corporation (“IDC”) Worldwide Quarterly Smart Home Device Tracker, in 2022, the global market for smart home device decreased by 2.6% to 874 million devices shipped. Though the global market is forecast to return to growth in 2023, it will remain relatively low at 4.6% with most of the growth coming from emerging markets as well as China. Our research indicates that more users are looking to purchase higher price smart devices such as smart TV and lighting fixtures in order to save energy and increase controllability and convenience. We believe that as 5G technology becomes more stable and popular throughout the world, more and more smart home appliances will become available in the market. We believe that smart home appliances with IoT and AI technology can improve our users’ living standards and lifestyles dramatically.

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

During the year ended March 31, 2023, our research and development expenses were mainly incurred for the maintenance cost of our product development team. We expect to allocate our research and development funding towards product innovation of smart home appliances, and the recruitment of product development talents.

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

Major Customers

During the year ended March 31, 2023, the following customer accounted for 10% or more of our total net revenues:

	Year ended March 31, 2022		March 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Mirum Digital Media Limited	$159,471	80%	$–

During the year ended March 31, 2022, the following customer accounted for 10% or more of our total net revenues:

	Year ended March 31, 2022		March 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
TLD Optoelectronic Technology Limited	$385,406	100%	$–

All of our major customers are located in Hong Kong and PRC. Generally, we are not a party to any long-term agreements with our customers. From time to time, we may enter into long term contracts with major customers and subcontract the performance of the contract to corresponding network partners according to the price and area.

Major Suppliers/Vendors.

During the year ended March 31, 2023, the following supplier accounted for 10% or more of the Company’s cost of revenue.

	Year ended March 31, 2023		March 31, 2023
Supplier name	Cost of revenues	Percentage of cost of revenues	Accounts payable
Dongguan Aires Wood Craft Co., Ltd.	$16,062	23%	$–
ASA Innovation & Technology Limited	9,074	13%	–
TLD Optoelectronic Technology Limited	17,891	25%	–

	$43,027	61%	$–

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

EMPLOYEES AND CONSULTANTS

We have the following full-time employees and consultants located at Hong Kong and the PRC as set forth below:

Executive officers	1
Operations and R&D	5
Administration staff	1
Total	7

We are required to contribute to the pension fund for all eligible employees in Hong Kong who are at least 18 but under 65 years of age. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended March 31, 2023 and 2022, the pension contributions by us were $11,574 and $6,937, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

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

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a relatively small number of customers. During the fiscal year ended March 31, 2023, one customer accounted for 80% of our revenues. If we were to either lose one of our major customers or have a major customer significantly reduce its volume of business with us, our business, results of operations and financial condition would be harmed unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period. Because our customers generally do not provide us with firm, long-term volume purchase commitments, our customers, including our largest customers upon whom we may become dependent, can reduce or terminate altogether their business with us at any time.

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

As of the date of this report, Fu Wah, our Chief Executive officer and director, and Silver Bloom Properties Limited, our major stockholder, collectively beneficially own 2,835,820,896 shares of our common stock, or approximately 51.71% of our issued and outstanding shares of common stock. As a result, our management team will have significant influence to:

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “KRFG”. As of July 12, 2023, the last closing price of our securities was $0.0010.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended March 31, 2023:
Fourth Quarter	$0.0007	$0.0003
Third Quarter	$0.0010	$0.0004
Second Quarter	$0.0017	$0.0009
First Quarter	$0.0047	$0.0008

Fiscal year ended March 31, 2022:
Fourth Quarter	$0.0077	$0.00135
Third Quarter	$0.0190	$0.0042
Second Quarter	$0.0345	$0.0101
First Quarter	$0.0169	$0.0003

(b)  Approximate Number of Holders of Common Stock

As of July 12, 2023, there were approximately 1,011 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6.  RESERVED.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended March 31, 2023 and 2022. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

We are currently at the market introduction phase as we are preparing to launch our first batch of smart chargers to the market. For the years ended March 31, 2023 and 2022, we reported a net loss of $1,315,508 and $60,166, respectively. As of March 31, 2023, we had current assets of $541,460 and current liabilities of $2,722,831. As of March 31, 2022, we had current assets of $91,269 and current liabilities of $1,887,152.

Our financial statements for the years ended March 31, 2023 and 2022 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

We operate through our wholly-owned subsidiaries Powertech Corporation Limited and OneSolution Innotech Limited, limited liability companies organized under the laws of Hong Kong. We currently provide solutions for other companies who are in the fields of developing high power, high voltage power supply and wireless charging technologies. We are currently preparing trial sales of our 65W AC-DC Type C PD chargers, USB-C multiport hub, USB-C mini hub, 65W power bank with 30,000mAh and other accessories through our online store.

Results of Operations

Comparison of the fiscal years ended March 31, 2023 and 2022

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended March 31,
	2023	2022
Revenue, net	$198,816	$385,406
Cost of revenue	(70,275)	(68,046)
Gross profit	128,541	317,360
Operating expenses:
Research and development expenses	(259,502)	(59,385)
Sales and marketing expenses	(355,920)	(915
General and administrative expenses	(529,578)	(317,226)
Loss from operation	(1,016,459)	(60,166)
Other expense, net	(299,049)	–
Loss before income taxes	(1,315,508)	(60,166)
Income tax expense	–	–
Net loss	$(1,315,508)	$(60,166)

Revenue

During the year ended March 31, 2023, the following customers accounted for 10% or more of our total net revenues:

	Year ended March 31, 2023		March 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Mirum Digital Media Limited	$159,471	80%	$–

During the year ended March 31, 2022, the following customers accounted for 10% or more of our total net revenues:

	Year ended March 31, 2022		March 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
TLD Optoelectronic Technology Limited	$385,406	100%	$–

Cost of Revenue

Cost of revenue for the years ended March 31, 2023 and 2022, was $70,275 and $68,046, respectively. The increase was primarily attributable to a increase in the labor cost from our research and development department.

Gross Profit

We achieved a gross profit of $128,541 and $317,360 for the years ended March 31, 2023 and 2022, respectively. The decrease in gross profit was attributable to a decrease in revenue from our research businesses which contributes a higher margin.

Research and Development Expenses (“R&D”)

Research and development expenses was $259,502 and $59,385 for the years ended March 31, 2023 and 2022, respectively. The increase in expenses was primarily attributable to the increase in consulting fee associated with R&D for products which are still in the development phase.

Sales and Marketing Expenses

Sales and marketing expenses was $355,920 and $915 for the years ended March 31, 2023 and 2022, respectively. The increase in expenses was primarily attributable to the increase in consulting fee associate with the online business and electrical appliances shops, and increase in public relation and promotional expenses.

General and Administrative Expenses (“G&A”)

General and administrative expenses was $529,578 and $317,226 for the years ended March 31, 2023 and 2022, respectively. These expenses primarily include personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses increased by approximately $212,352 in the year ended March 31, 2023 from $317,226 in the year of 2022. The increase was primarily attributable to the increase in professional fees and salaries.

Income Tax Expense

No income tax expense incurred during the year ended March 31, 2023 and 2022.

Net loss

As a result of the above, we reported net loss of $1,315,508 for the year ended March 31, 2023, as compared to $60,166 for the year ended March 31 ,2022, an increase was mainly attributable to the developing in wireless charging project, online business and electrical appliances shops, which expect to led to revenue growth in the business operation in continuous years.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the years ended March 31, 2023 and 2022.

	Years ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(180,808)	$86,113
Net cash used in investing activities	(2,216)	(8,087)
Net cash provided by (used in) financing activity	165,549	(103,654)

Net Cash (Used In) Provided By Operating Activities

For the year ended March 31, 2023, net cash used in operating activities was $180,808, which consisted primarily of a net loss of $1,315,508, an increase in deposits, prepayments and other receivables of $56,183, and increase in accounts receivable of $19,078, and a decrease of lease liabilities of $41,335, offset by an decrease in inventories of $17,617, an increase in accrued liabilities and other payables of $85,820, an increase in advance received from a customer Mirum Digital Media Limited of $289,369, and an increase in accrued consulting and service fee of $300,000, plus non-cash items such as, depreciation of $41,621, amortization of $4,490, non-cash lease expenses of $2,678, amortization of deferred financing expenses of $309,701 and share issued for services rendered of $200,000.

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

Net Cash Used In Investing Activities

For the year ended March 31, 2023, net cash used in investing activities was $2,216, which consisted of purchase of property and equipment.

For the year ended March 31, 2022, net cash used in investing activities was $8,087, which consisted of purchase of property and equipment of $5,536 and addition of intangible assets of $2,551.

Net Cash Provided by (Used In) Financing Activity

For the year ended March 31, 2023, net cash provided by financing activity was $165,549, which consisted of advances from related parties.

For the year ended March 31, 2022, net cash used in financing activity was $103,654, which consisted of repayment to related parties.

Working Capital

As of March 31, 2023, we had cash and cash equivalents of $4,911, accounts receivable of $19,078, deferred financing expenses of $402,500, deposits, prepayments and other receivables of $114,971.

As of March 31, 2022, we had cash and cash equivalents of $14,864, inventories of $17,617, deposits, prepayments and other receivables of $58,788.

As of March 31, 2023 and 2022, we had working capital deficit of $2,181,371 and $1,795,883, respectively.

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

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be significantly higher than 2023. As of March 31, 2023, we had an accumulated deficit of $7,884,001. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months and up to $20,000,000 investment from Williamsburg Venture Holdings, LLC in the next 2 – 3 years.

We had the following contractual obligations and commercial commitments as of March 31, 2023:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	1,848,612	1,848,612	–	–	–
Tax obligation	–	–	–	–	–
Operating lease liability	33,638	33,638
Other contractual liabilities (1)	840,581	840,581	–	–	–
Commercial commitments
Bank loan repayment	–	–	–	–	–
Total obligations	2,722,831	2,722,831	–	–	–

(1) Includes all obligations included in “Accrued liabilities and other payables” and “Accrued consulting and service fee” in current liabilities in the “Consolidated Balance Sheet” that are contractually fixed as to timing and amount.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the years ended March 31, 2023 and 2022, the Company operates in one reportable operating segment in Hong Kong.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2023 and 2022, there was no allowance for doubtful accounts.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2023 and 2022, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the years ended March 31, 2023 and 2022.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years ended March 31, 2023 and 2022.

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

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the years ended March 31, 2023 and 2022, the Company received government subsidies of $9,186 and $0, which are recognized as subsidy income in the consolidated statements of operations.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended March 31, 2023 and 2022.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Year-end HKD:US$ exchange rate	0.1274	0.1277
Annualized average HKD:US$ exchange rate	0.1276	0.1285

•	Comprehensive income

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

•	Deferred financing costs

Costs related to the issuance of debt are deferred as an asset and amortized to interest expense over the life of the related debt.

•	Related parties

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

In June 2016, the Financial Accounting Standards Board (:FASB”) issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. In November 2019, the FASB issued ASU No. 2019-10, which is to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this update on April 1, 2023, and the adoption does not have material impact on Company’s consolidated financial statements and related disclosures.

CECL adoption will have broad impact on the financial statements of financial services firms, which will affect key profitability and solvency measures. Some of the more notable expected changes include:

–	Higher allowance on financial guarantee reserve and finance lease receivable levels and related deferred tax assets. While different asset types will be impacted differently, the expectation is that reserve levels will generally increase across the board for all financial firms.

–	Increased reserve levels may lead to a reduction in capital levels.

–	As a result of higher reserving levels, the expectation is that CECL will reduce cyclicality in financial firms’ results, as higher reserving in “good times” will mean that less dramatic reserve increases will be loan related income (which will continue to be recognized on a periodic basis based on the effective interest method) and the related credit losses (which will be recognized up front at origination). This will make periods of loan expansion seem less profitable due to the immediate recognition of expected credit losses. Periods of stable or declining loan levels will look comparatively profitable as the income trickles in for loans, where losses had been previously recognized.

In March 2023, the FASB issued new accounting guidance, ASU 2023-01, for leasehold improvements associated with common control leases, which is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The new guidance introduced two issues: terms and conditions to be considered with leases between related parties under common control and accounting for leasehold improvements. The goals for the new issues are to reduce the cost associated with implementing and applying Topic 842 and to promote diversity in practice by entities within the scope when applying lease accounting requirements.

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

KING RESOURCES INC.

J&S ASSOCIATE PLT

(formerly known as J & S Associate)

202206000037 (LLP0033395-LCA) & AF002380

(Registered with PCAOB and MIA)

B-11-14, Megan Avenue II

12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia

Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

KING RESOURCES, INC.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of King Resources, Inc. and its subsidiaries (the ‘Company’) as of March 31, 2023 and 2022, and the related consolidated statement of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended March 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company incurred a net loss of $1,315,508 and suffered from a working capital deficit of $2,181,371 as of March 31, 2023. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that that may be necessary to reflect the effects on the recoverability and classification of assets and additional liabilities that may arise if the Company is not able to continue as a going concern.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

J&S ASSOCIATE PLT

(formerly known as J & S Associate)

202206000037 (LLP0033395-LCA) & AF002380

(Registered with PCAOB and MIA)

B-11-14, Megan Avenue II

12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia

Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ J&S Associate PLT

(Formerly known as J & S Associate)

Certified Public Accountants

Firm ID: 6743

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

July 14, 2023

KING RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$4,911	$14,864
Accounts receivable	19,078	–
Inventories	–	17,617
Deferred financing expenses	402,500	–
Deposits, prepayments and other receivables	114,971	58,788

Total current assets	541,460	91,269

Non-current assets:
Property and equipment	5,095	5,208
Deferred financing expenses	495,299	–
Right-of-use assets	32,705	72,129
Intangible assets	14,937	19,469

Total non-current assets	548,036	96,806

TOTAL ASSETS	$1,089,496	$188,075

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued liabilities and other payables	$253,942	$165,392
Accrued consulting and service fee	300,000	–
Advance received from Customer	286,639	–
Amounts due to related parties	1,848,612	1,683,063
Lease liabilities	33,638	38,697

Total current liabilities	2,722,831	1,887,152

Non-current liability:
Lease liabilities	–	33,721

TOTAL LIABILITIES	2,722,831	1,920,873

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.001, 85,000,000 shares authorized, 35,000,000 shares designated as of March 31, 2023 and 2022	–	–
Preferred Stock, Series C, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding at March 31, 2023 and 2022, respectively	30,000	30,000
Common stock, par value $0.001, 6,000,000,000 shares authorized, 5,484,167,213 and 4,807,802,061 shares issued and outstanding at March 31, 2023 and 2022, respectively	5,484,167	4,807,802
Additional paid-in capital	731,135	–
Accumulated other comprehensive income (loss)	5,364	(2,107)
Accumulated deficit	(7,884,001)	(6,568,493)

Stockholders’ deficit	(1,633,335)	(1,732,798)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,089,496	$188,075

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2023	2022

Revenue, net	$198,816	$385,406
Cost of revenue	(70,275)	(68,046)

Gross profit	128,541	317,360

Operating expenses:
Research and development expenses	(259,502)	(59,385)
Sales and marketing expenses	(355,920)	(915)
General and administrative expenses	(529,578)	(317,226)
Total operating expenses	(1,145,000)	(377,526)

Loss from operation	(1,016,459)	(60,166)

Other income (expense):
Interest expenses	(309,701)	–
Interest income	40	–
Inventory impairment loss	(751)	–
Subsidy income	9,186	–
Sundry income	2,177	–
Total other expense, net	(299,049)	–

LOSS BEFORE INCOME TAXES	(1,315,508)	(60,166)

Income tax expense	–	–

NET LOSS	(1,315,508)	(60,166)

Other comprehensive income:
– Foreign currency adjustment gain	7,471	11,304

COMPREHENSIVE LOSS	$(1,308,037)	$(48,862)

Net loss per share – Basic and Diluted*
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

Weighted average outstanding shares
– Basic	5,306,357,404	4,807,802,061
– Diluted#	8,484,167,213	7,807,802,061

*Less than $0.001

# Subject to the increase in authorized capital

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,315,508)	$(60,166)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,621	38,685
Amortization	4,490	4,308
Non-cash lease expenses	2,678	1,369
Amortization of deferred financing expenses	309,701	–
Share issued for services rendered	200,000	–

Change in operating assets and liabilities:
Accounts receivable, related party	–	38,541
Accounts receivable	(19,078)	–
Inventories	17,617	(9,252)
Deposit, prepayments and other receivables	(56,183)	(41,144)
Accrued liabilities and other payables	375,189	153,643
Accrued consulting and service fee	300,000	–
Right-of-use assets and lease liabilities	(41,335)	(39,871)

Net cash (used in) provided by operating activities	(180,808)	86,113

Cash flows from investing activities:
Purchase of property and equipment	(2,216)	(5,536)
Addition of intangible assets	–	(2,551)

Net cash used in investing activities	(2,216)	(8,087)

Cash flows from financing activities:
Advances from related parties	165,549	(103,654)

Net cash provided by (used in) financing activities	165,549	(103,654)

Foreign currency translation adjustment	7,522	(1,971)

Net change in cash and cash equivalents	(9,953)	(27,599)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,864	42,463

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,911	$14,864

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–
Lease obligation and Right-of-use asset	$33,638	$78,686

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series C Preferred stock		Common stock
	No. of		No. of
	shares	Amount	shares	Amount

Balance as of April 1, 2021	30,000,000	$30,000	4,807,802,061	$4,807,802

Foreign currency translation adjustment	–	–	–	–
Net loss for the year	–	–	–	–

Balance as of March 31, 2022	30,000,000	$30,000	4,807,802,061	$4,807,802

Commitment share issued	–	–	525,000,000	525,000
Share issued for services rendered	–	–	151,515,152	151,515
Cancellation of shares with error	–	–	(150,000)	(150)
Foreign currency translation adjustment	–	–	–	–
Net loss for the year	–	–	–	–

Balance as of March 31, 2023	30,000,000	$30,000	5,484,167,213	$5,484,167

		Accumulated
	Additional	other		Total
	Paid-in	comprehensive	Accumulated	stockholders’
	capital	(loss) income	losses	deficit

Balance as of April 1, 2021	$–	$(13,411)	$(6,508,327)	$(1,683,936)

Foreign currency translation adjustment	–	11,304	–	11,304
Net loss for the year	–	–	(60,166)	(60,166)

Balance as of March 31, 2022	$–	$(2,107)	$(6,568,493)	$(1,732,798)

Commitment share issued	682,500	–	–	1,207,500
Share issued for services rendered	48,485	–	–	200,000
Cancellation of shares with error	150	–	–	–
Foreign currency translation adjustment	–	7,471	–	7,471
Net loss for the year	–	–	(1,315,508)	(1,315,508)

Balance as of March 31, 2023	$731,135	$5,364	$(7,884,001)	$(1,633,335)

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE –1 DESCRIPTION OF BUSINESS AND ORGANIZATION

King Resources, Inc. (the “Company”) was incorporated in the State of Delaware on September 8, 1995 under the name of ARXA International Energy, Inc. On June 4, 2001, the Company changed its name to King Resources, Inc. Currently, the Company through its subsidiaries, is engaged primarily in the development of smart power supply solutions as well as lifestyle products in Hong Kong.

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

On August 25, 2022, the Company formed OneSolution Holdings Limited and OneSolution Management Limited, respectively.

On September 2, 2022, the Company formed OneSolution Innotech Limited.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid-up capital	Effective interest held

Powertech Management Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

Powertech Corporation Limited	Hong Kong	Provision of information technology services	10,000 ordinary shares for HK$10,000	100%

OneSolution Holdings Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

OneSolution Management Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

OneSolution Innotech Limited	Hong Kong	Product development and trading	10,000 ordinary shares for HK$10,000	100%

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the years ended March 31, 2023 and 2022, the Company operates in one reportable operating segment in Hong Kong.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2023 and 2022, there was no allowance for doubtful accounts.

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

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the years ended March 31, 2023 and 2022.

•	Property and equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years ended March 31, 2023 and 2022.

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

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the years ended March 31, 2023 and 2022, the Company received government subsidies of $0 and $3,482, which are recognized as subsidy income in the consolidated statements of operations.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended March 31, 2023 and 2022.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Year-end HKD:US$ exchange rate	0.1274	0.1277
Annualized average HKD:US$ exchange rate	0.1276	0.1285

•	Comprehensive income

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

•	Deferred financing costs

Costs related to the issuance of debt are deferred as an asset and amortized to interest expense over the life of the related debt.

•	Related parties

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

In June 2016, the Financial Accounting Standards Board (:FASB”) issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. In November 2019, the FASB issued ASU No. 2019-10, which is to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this update on April 1, 2023, and the adoption does not have material impact on Company’s consolidated financial statements and related disclosures.

CECL adoption will have broad impact on the financial statements of financial services firms, which will affect key profitability and solvency measures. Some of the more notable expected changes include:

–	Higher allowance on financial guarantee reserve and finance lease receivable levels and related deferred tax assets. While different asset types will be impacted differently, the expectation is that reserve levels will generally increase across the board for all financial firms.

–	Increased reserve levels may lead to a reduction in capital levels.

–	As a result of higher reserving levels, the expectation is that CECL will reduce cyclicality in financial firms’ results, as higher reserving in “good times” will mean that less dramatic reserve increases will be loan related income (which will continue to be recognized on a periodic basis based on the effective interest method) and the related credit losses (which will be recognized up front at origination). This will make periods of loan expansion seem less profitable due to the immediate recognition of expected credit losses. Periods of stable or declining loan levels will look comparatively profitable as the income trickles in for loans, where losses had been previously recognized.

In March 2023, the FASB issued new accounting guidance, ASU 2023-01, for leasehold improvements associated with common control leases, which is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The new guidance introduced two issues: terms and conditions to be considered with leases between related parties under common control and accounting for leasehold improvements. The goals for the new issues are to reduce the cost associated with implementing and applying Topic 842 and to promote diversity in practice by entities within the scope when applying lease accounting requirements.

NOTE – 3 GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $7,884,001 as at March 31, 2023. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst the management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 4 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of March 31,
	2023	2022

Office equipment	$15,706	$15,779
Furniture and fixtures	12,037	12,123
Computer equipment	26,999	24,961
Foreign translation difference	(129)	(337)
	54,613	52,526
Less: accumulated depreciation	(49,637)	(47,659)
Less: foreign translation difference	119	341
	$5,095	$5,208

Depreciation expense for the years ended March 31, 2023 and 2022 were $2,319 and $330, respectively.

NOTE – 5 INTANGIBLE ASSETS

As of March 31, 2023 and 2022, intangible assets consisted of the following:

	Useful life	March 31, 2023	March 31, 2022
At cost:
Website development cost	5 years	$21,352	$21,352
Trademarks	10 years	2,552	2,552
Less: accumulated amortization		(8,799)	(4,308)
Foreign translation adjustment		(168)	(127)
		$14,937	$19,469

During the year ended March 31, 2023, amortization of intangible assets was $4,491. During the year ended March 31, 2022, there was amortization of intangible assets of $4,308.

As of March 31, 2023, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Year ending March 31:	Amount
2024	$4,485
2025	4,484
2026	4,485
2027	255
2028	255
Thereafter	976
Total	$14,937

NOTE – 6 AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances for working capital purpose. The amounts are from the Company’s shareholders and their controlling companies, which were unsecured, interest-free and repayable on demand. The related parties balance was $1,848,612 and $1,683,063, as of March 31, 2023 and 2022, respectively.

NOTE –7 LEASE

As of March 31, 2023, the Company entered into an operating lease with a lease term of 2 years, commencing from February 22, 2022.

Right of use assets and lease liability – right of use are as follows:

	As of March 31,
	2023	2022

Right-of-use assets	$32,705	$72,129

The lease liability – right of use is as follows:

	As of March 31,
	2023	2022

Current portion	$33,638	$38,697
Non-current portion	–	33,721

Total	$33,638	$72,418

The weighted average discount rate for the operating lease is 5%.

As of March 31, 2023, the operating lease payment of $33,638 will mature in the next 12 months.

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

As of March 31, 2023 and 2022, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

On June 24, 2022, the Company issued 525,000,000 shares of its common stock as Commitment Shares to Williamsburg Venture Holdings, LLC (the “Investor”), under an Equity Purchase Agreement dated June 21, 2022 (the “Agreement”), in consideration for the Investor’s execution and delivery of, and performance under the Agreement, which was deferred to be amortized over the financing period of 36 months.

On August 12, 2022, the Company issued 151,515,152 shares of its common stock to settle the accrued consulting and service fee to consultants who provided the prior services to the Company.

On September 30, 2022, the Company cancelled 150,000 shares of its common stock due to an error noted from previous transfer agent’s record.

As of March 31, 2023 and 2022, the Company had a total of 5,484,167,213 shares and 4,807,802,061 shares of common stock issued and outstanding, respectively.

NOTE – 9 NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years ended March 31, 2023 and 2022:

	Years ended March 31,
	2023	2022

Net loss attributable to common shareholders	$(1,315,508)	$(60,166)

Weighted average common shares outstanding:
– Basic	5,306,357,404	4,807,802,061
– Diluted	8,484,167,213	7,807,802,061

Net (loss) income per share:
– Basic#	$(0.00)	$(0.00)
– Diluted#	$(0.00)	$(0.00)

____________________

#	Less than $0.001

NOTE – 10 INCOME TAX

For the years ended March 31, 2023 and 2022, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended March 31,
	2023	2022
Tax jurisdiction from:
- Local	$(572,551)	$(179,782)
- Foreign, including
British Virgin Islands	(506,057)	(3,846)
Hong Kong	(236,900)	123,462

Loss before income taxes	$(1,315,508)	$(60,166)

The provision for income taxes consisted of the following:

	Years ended March 31,
	2023	2022
Current tax:
- Local	$–	$–
- Foreign	–	19,521

Deferred tax
- Local	–	–
- Foreign	–	(19,521)

Income tax expense	$–	$–

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

As of March 31, 2023, the operations in the United States of America incurred $752,333 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $157,990 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended March 31, 2023 and 2022 is as follows:

	Years ended March 31,
	2023	2022

(Loss) income before income taxes	$(236,900)	$123,462
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(39,089)	20,371
Tax effect of non-deductible items	1,229	62
Tax effect of non-taxable items	(2,207)	(912)
Net operating loss carried forward/(utilized)	40,067	(19,521)
Income tax expense (benefit)	$–	$–

As of March 31, 2023, the operations in Hong Kong incurred $1,793,019 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $295,848 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2023 and 2022:

	As of March 31,
	2023	2022

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$157,990	$37,754
Hong Kong tax regime	295,848	256,470
Less: valuation allowance	(453,838)	(294,224)
Deferred tax assets, net	$–	$–

The Company filed income tax returns in the United States federal tax jurisdiction and the Delaware state tax jurisdiction. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authority for all tax years in which a loss carryforward is available.

NOTE – 10 RELATED PARTY TRANSACTIONS

From time to time, the Company’s related companies and director advanced working capital funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and is repayable on demand.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE – 11 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended March 31, 2023, there was a customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 80% of the Company’s revenue amounting to $159,471 with $0 accounts receivable at March 31, 2023.

For the year ended March 31, 2022, there was a customer exceeding 10% of the Company’s revenue. This customer is located in the PRC, and accounted for 100% of the Company’s revenue amounting to $385,406 with $0 accounts receivable at March 31, 2022.

(b)	Major vendors

For the year ended March 31, 2023, there were three vendors exceeding 10% of the Company’s cost of revenue. These vendors accounted for 61% of the Company’s cost of revenue amounting to $70,275 with $0 accounts payable at March 31, 2023.

For the year ended March 31, 2022, there was no single vendor exceeding 10% of the Company’s cost of revenue.

(c)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations. The Company may also be exposed to the broader global economic conditions.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. This is presently managed through shareholder financial support. If future cash flows are fairly uncertain, the liquidity risk increases.

NOTE – 12 COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company has no material commitments or contingencies.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of March 31, 2023.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2023.

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

Name	Age	Position
FU Wah	54	Chief Executive Officer, Secretary and Director
LAU Ping Kee	73	Chief Financial Officer and Director
WONG Kan Tat Frederick	58	Independent Director
LO Mei Fan Pauline	51	Independent Director

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

Mr. LAU Ping Kee, age 73, was appointed to serve as our Chief Financial Officer and director on December 15, 2021. Mr. Lau is a seasoned businessman with significant experience in the marine and shipping industry, and has been a director of various marine and investment companies. Mr. Lau has been a director of Golden Creation Enterprise Limited since 2014 and a director of Y.R.P. Investment Limited since 2013. Mr. Lau served as director of Sharing Economy International Inc. from March 2017 to December 2021. Mr. Lau brings to the Board his experience as a corporate director and in investment, as well as his knowledge in managing Nasdaq and OTC Markets companies. Mr. Lau obtained his Bachelor and Master degrees in Art from L’Ecole Pratique des Hautes Etudes, Paris, France in 1977.

Mr. WONG Kan Tat Frederick, age 58, was appointed to serve as our Independent Director on August 30, 2022. Mr. Wong has over 20 years of experiences in wealth management and asset management, he is a licensed holder of securities dealings and asset management under Securities and Futures Commission of Hong Kong. Mr. Wong is currently the managing partner of Allotrope Capital, a Hong Kong company which links up startup companies and investors. Prior to 2021, Mr. Wong has served as the managing director for CASH Financial Services Group for seven years, a company listed in the Hong Kong Stock Exchange Limited. Mr. Wong has also served as the Executive Director of China Reserve Securities Limited, and held senior position in several financial institutions. Mr. Wong has been actively involved and supportive in the Hong Kong tech-based startups community. He serves as the core committee member of Technology Incubation Network, an association composites by members under the incubation programs managed by Hong Kong Science and Technology Parks.

Mr. Wong received his PHD in Management in 2005 from Empresarial University, Costa Rica and his Master of Business Administration from Newport University, USA in 1994. Mr. Wong brings to the Board his strong network of technology companies and his expertise in the capital markets and capital management.

Ms. Lo Mei Fan Pauline, age 51, was appointed to serve as our Independent Director on August 30, 2022. For more than 25 years, Ms. Lo has been serving as the duty manager of Cathay Pacific Airways, one of the world’s top airline and air freight giant. She is well-versed in effective task delegation and workflow coordination. She also has comprehensive experience in customer relationship management and user experience improvement. Currently, Ms. Lo also served as the consultant for a mobile app solutions provider. Ms. Lo brings to the Board with her sophisticated experience in operation management and consumer services, and advices the Company regarding the development of its IoT smart home mobile app.

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

Board Committees

The Company adopted an Insider Trading Compliance Program, established an audit committee,   a compensation committee and a nomination and governance committee, and adopted charters to govern the governance of such audit, compensation, nomination and governance committees on August 30, 2022. The audit and compensation committees consist of Mr. Wong Kan Tat Frederick and Ms. Lo Mei Fan Pauline, our independent directors, and Mr. Lau Ping Kee, our Chief Financial Officer and Director. Mr. Lau is the chair of our audit committee and compensation committee. Our nomination and governance committee consists of Mr. Wong Kan Tat Frederick, Ms. Lo Mei Fan Pauline, and Mr. Fu Wah, our Chief Executive Officer, Secretary and Director. Mr. Fu is the chair of our nomination and governance committee. Mr. Wong Kan Tat Frederick is an independent director who qualifies as an “audit committee financial expert” as our business operations mature.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended March 31, 2023 and 2022, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on March 31, 2022, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on March 31, 2023.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
FU Wah	2023	21,815	–	–	–	–	–	–	$21,815
CEO, Secretary and Director (1)	2022	21,815	–	–	–	–	–	–	$21,815
LAU Ping Kee	2023	–	–	–	–	–	–	–	$–
CFO and Director (2)	2022	–	–	–	–	–	–	–	$–

______________

(1) Mr. Fu joined us as our Chief Executive Officer, Secretary and Director on December 15, 2021.

(2) Mr. Lau joined us as our Chief Financial Officer and Director on December 15, 2021.

Narrative disclosure to Summary Compensation

Mr. Lau did not receive any compensation in his capacities as an executive officer and director of the Company. As our business matures, we hope to enter into an employment arrangement with Mr. Lau in the future.

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

Director Compensation

During our fiscal year ended March 31, 2023, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended March 31, 2023, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 31, 2023. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Fu Wah

Lau Ping Kee

Wong Kan Tat Frederick

Lo Mei Fan Pauline

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 12, 2023, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

	Common Stock Beneficially Owned		Series C Preferred Stock Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series C Preferred Equity (1)
FU Wah (2)	708,955,224	12.927%	–	–
LAU Ping Kee	–	–	–	–
All executive officers and directors as a Group (2 persons)	708,955,224	12.927%	–	–

5% or Greater Stockholders:
Silver Bloom Properties Limited (3)	2,126,865,672	38.782%	–	–
TRX Fundco Inc. (4)	875,000,000	15.955%	–	–
Lee Ying Chiu Herbert (5)	–	–	30,000,000	100%
All 5% or Greater Stockholders	3,710,820,896	67.66%	30,000,000	100%

________________

(1)	Applicable percentage ownership is based on 5,484,167,213 shares of common stock outstanding as of July 12, 2023, together with securities exercisable or convertible into shares of common stock within 60 days of July 12, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of July 12, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Fu Wah was appointed to serve as our Chief Executive Officer, Secretary and director on December 15, 2021.
(3)	Lung Yuen is the sole shareholder and director of Silver Bloom Properties Limited.
(4)	Kevin Price is the Chief Executive Officer of TRX Fundco Inc.
(5)	Lee Ying Chiu Herbert holds 30,000,000 shares of our Series C Preferred Stock. Each one share of Series C Preferred Stock converts into 100 shares of common stock of the Company at the election of the holder, subject to equitable adjustments.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended March 31, 2023, and March 31, 2022, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year-end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our directors and shareholders advanced funds to us for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment. As of March 31, 2023, the amounts due to related parties of $1,848,612 represented the temporary advances of $9,343 from Fu Wah, our CEO and director, and advances of $1,839,269 from our shareholder, Lee Ying Chiu Herbert and related companies controlled by Dr. Lee. As of 31 March, 2022, the amounts due to related parties of $1,683,063 include advances of $2,850 from Fu Wah, our CEO and director, and advances of $1,680,213 from our shareholder, Dr. Lee and related companies controlled by Dr. Lee.

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

ITEM 14.   Principal AccountING Fees And Services.

J&S Associate PLT (formerly known as J&S Associate) (“J&S”) audited our financial statements for the fiscal years ended March 31, 2023 and 2022.

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

	March 31, 2023	March 31, 2022

Audit fees	$30,000	$30,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$30,000	$30,000

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.

3.1	Articles of Incorporation (1)
3.2	Certificate of Designations of preferences and rights of Series B Convertible Preferred Stock (2)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
4.2	Description of Securities*
5	Opinion of Ravenscroft & Schmierer (3)
10.1	Share Exchange Agreement dated December 15, 2021, by and among King Resources, Inc., Powertech Management Limited, a British Virgin Island corporation, FU Wah and Silver Bloom Properties Limited (1)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer and Director Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

_______________________

*	Filed herewith
(1)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 14, 2022.
(2)	Incorporated by reference to the Exhibits of Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 25, 2022.
(3)	Incorporated by reference to the Exhibits of Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING RESOURCES, INC.

By:	/s/ FU Wah
Name: FU Wah
Title: Chief Executive Officer, Secretary and Director

By:	/s/ LAU Ping Fee
Name : LAU Ping Fee
Title : Chief Financial Officer and Director

By:	/s/ WONG Kan Tat Frederick
Name : WONG Kan Tat Frederick
Title : Independent Director

By:	/s/ LO Mei Fan Pauline
Name : LO Mei Fan Pauline
Title : Independent Director

Date:   July 14, 2023

