Form 10-Q
period 2023-06-30
KING RESOURCES, INC.
filed 2023-08-14
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 7, 2023, was 5,484,167,213

i

INTRODUCTORY COMMENT

We are not a Hong Kong operating company but a Delaware holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and the British Virgin Islands. Our investors hold shares of common stock in King Resources, Inc., the Delaware holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong operating subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and the People’s Republic of China (“the PRC”) authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.” set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2023 (the “Annual Report”).

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report.

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

vii

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2023	March 31, 2023
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,745	$4,911
Accounts receivables	31,873	19,078
Deferred financing cost	402,500	402,500
Deposits, prepayments and other receivables	112,173	114,971

Total current assets	548,291	541,460

Non-current assets:
Property and equipment, net	4,458	5,095
Right-of-use assets, net	22,933	32,705
Intangible assets	13,840	14,937
Deferred financing cost, net	394,674	495,299

Total non-current assets	435,905	548,036

TOTAL ASSETS	$984,196	$1,089,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$277,123	$253,942
Accrued consulting and service fees	300,000	300,000
Advances received from customer	287,138	286,639
Amounts due to related parties	1,873,385	1,848,612
Lease liabilities	23,731	33,638

Total current liabilities	2,761,377	2,722,831

TOTAL LIABILITIES	2,761,377	2,722,831

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.001, 85,000,000 shares authorized, 15,000,000 shares undesignated as of June 30, 2023 and March 31, 2023	–	–
Series A Preferred Stock, par value $0.0001, 10,000,000 shares designated, no shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	–	–
Series B Convertible Preferred Stock, par value $0.001, 10,000,000 shares designated, no shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	–	–
Series C Preferred Stock, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	30,000	30,000
Common stock, par value $0.001, 6,000,000,000 shares authorized, 5,484,167,213 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	5,484,167	5,484,167
Additional paid-in capital	731,135	731,135
Accumulated other comprehensive loss	1,878	5,364
Accumulated deficit	(8,024,361)	(7,884,001)

Stockholders’ deficit	(1,777,181)	(1,633,335)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$984,196	$1,089,496

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30,
	2023	2022

Revenue, net	$12,757	$159,317
Cost of revenue	(7,654)	(16,486)

Gross profit	5,103	142,831

Operating expenses:
Research and development expenses	–	(62,611)
Sales and marketing expenses	(3,036)	(149,000)
General and administrative expenses	(41,804)	(101,654)
Total operating expenses	(44,840)	(313,265)

Loss from operation	(39,737)	(170,434)

Other income (expense):
Government subsidy	–	3,059
Interest expense	(100,625)	(14,584)
Interest income	2	–
Total other expense	(100,623)	(11,525)

LOSS BEFORE INCOME TAXES	(140,360)	(181,959)

Income tax expense	–	–

NET LOSS	(140,360)	(181,959)

Other comprehensive income (loss):
– Foreign currency adjustment gain (loss)	(3,486)	4,831

COMPREHENSIVE LOSS	$(143,846)	$(177,128)

Net loss per share – Basic and Diluted*
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

Weighted average outstanding shares
– Basic	5,484,167,213	4,842,417,446
– Diluted	8,484,167,213	7,842,417,446

*Less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(140,360)	$(181,959)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation - Property and equipment	646	460
Depreciation - Right-of-use assets	9,825	9,816
Amortization	1,123	1,122
Non-cash lease expenses	371	845
Amortization of deferred financing cost	100,625	14,583

Change in operating assets and liabilities:
Accounts receivable	(12,795)	–
Inventories	–	(874)
Deposit, prepayments and other receivables	2,798	(4,664)
Accrued liabilities and other payables	(266,188)	226,086
Advances received from customer	289,369	–
Accrued consulting and service fees	–	200,000
Right-of-use assets and lease liabilities	(10,333)	(9,478)

Net cash (used in) provided by operating activities	(24,919)	255,937

Cash flows from financing activity:
Advances from related parties	24,773	134,848

Net cash provided by financing activity	24,773	134,848

Foreign currency translation adjustment	(3,020)	10,309

Net change in cash and cash equivalents	(3,166)	401,094

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,911	14,864

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,745	$415,958

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series C Preferred stock		Common stock
	No. of		No. of
	shares	Amount	shares	Amount

Balance as of April 1, 2022	30,000,000	$30,000	4,807,802,061	$4,807,802

Commitment shares issued for private placement	–	–	525,000,000	525,000
Foreign currency translation adjustment	–	–	–	–
Net loss for the period	–	–	–	–

Balance as of June 30, 2022	30,000,000	$30,000	5,332,802,061	$5,332,802

Balance as of April 1, 2023	30,000,000	$30,000	5,484,167,213	$5,484,167

Foreign currency translation adjustment	–	–	–	–
Net loss for the period	–	–	–	–

Balance as of June 30, 2023	30,000,000	$30,000	5,484,167,213	$5,484,167

	Additional Paid-in capital	Accumulated other comprehensive (loss) income	Accumulated losses	Total stockholders’ deficit

Balance as of April 1, 2022	$–	$(2,107)	$(6,568,493)	$(1,732,798)

Commitment shares issued for private placement	–	–	–	525,000
Foreign currency translation adjustment	–	4,831	–	4,831
Net loss for the period	–	–	(181,959)	(181,959)

Balance as of June 30, 2022	$–	$2,724	$(6,750,452)	$(1,384,926)

Balance as of April 1, 2023	$731,135	$5,364	$(7,884,001)	$(1,633,335)

Foreign currency translation adjustment	–	(3,486)	–	(3,486)
Net loss for the period	–	–	(140,360)	(140,360)

Balance as of June 30, 2023	$731,135	$1,878	$(8,024,361)	$(1,777,181)

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE－1       BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on July 14, 2023.

NOTE –2 DESCRIPTION OF BUSINESS AND ORGANIZATION

King Resources, Inc. (the “Company”) was incorporated in the State of Delaware on September 8, 1995, under the name of ARXA International Energy, Inc. On June 4, 2001, the Company changed its name to King Resources, Inc. Currently, the Company through its subsidiaries, is engaged primarily in the rendering of smart power supply solutions and the related technical service as well as lifestyle products in Hong Kong.

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

NOTE – 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. For the three months ended June 30, 2023 and 2022, the Company operates in one reportable operating segment in Hong Kong.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make the required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2023 and March 31, 2023, there was no allowance for doubtful accounts.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the three months ended June 30, 2023 and 2022.

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

Depreciation expense for the three months ended June 30, 2023 and 2022 were $646 and $460, respectively.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended June 30, 2023 and March 31, 2023.

•	Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

The Company’s services revenue is derived from performing the research and development and technology development for the customers under fixed-price contracts. On fixed-price contracts that are expected to be not more than one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. The Company receives the periodic progress payments.

The Company also generates revenue from the rendering of technical services to customers upon request. The Company considers customer service order confirmations to be a contract with the customer. Customer service order confirmations are executed at the time an order is placed. Revenue is recognized when the technical service is rendered to the customer (i.e., when the Company’s performance obligation is satisfied). As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable. For each contract, the Company considers the promise to perform the technical service as the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The technical service revenue will be recognized at a point in time when the technical service is completed.

Costs incurred in connection with research and development, are included in cost of revenue. Product development costs charged to billable projects are recorded as cost of revenue, which consist primarily of costs associated with personnel, supplies and materials. Costs incurred in connection with rendering of technical services, are included in cost of revenue, which consist primarily of costs associated with outsourced technical consultant fees.

•	Government subsidy

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the three months ended June 30, 2023 and 2022, the Company received government subsidies of $0 and $3,059.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended June 30, 2023 and 2022.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is it’s a functional currency,being  the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end HKD:US$ exchange rate	0.1276	0.1274
Annualized average HKD:US$ exchange rate	0.1276	0.1275

•	Comprehensive income

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

Amortization expense for the three months ended June 30, 2023 and 2022 were $1,123 and $1,122, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposit, prepayments and other receivables approximate their fair values because of the short maturity of these instruments.

•	Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. In November 2019, the FASB issued ASU No. 2019-10, which is to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this update on April 1, 2023, and the adoption does not have material impact on Company’s consolidated financial statements and related disclosures.

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believe the future adoption of any such pronouncements may not be expected to cause a material impact on its financial condition or the results of its operations.

NOTE – 4 GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $8,024,361 at June 30, 2023. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 5 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	March 31,
	2023	2023

Office equipment	$12,007	$15,706
Furniture and fixtures	15,667	12,037
Computer equipment	26,939	26,999
Foreign translation difference	96	(129)
	54,709	54,613
Less: accumulated depreciation	(50,164)	(49,637)
Less: foreign translation difference	(87)	119
	$4,458	$5,095

Depreciation expense for the three months ended June 30, 2023 and 2022 were $646 and $460, respectively.

NOTE – 6 INTANGIBLE ASSETS

As of June 30, 2023 and March 31, 2023, intangible assets consisted of the following:

	Useful life	June 30, 2023	March 31, 2023
At cost:
Website development cost	5 years	$21,147	$21,200
Trademarks	10 years	2,545	2,552
Foreign translation adjustment		42	(59)
		23,734	23,693
Less: accumulated amortization		(9,879)	(8,774)
Foreign translation adjustment		(15)	18
		$13,840	$14,937

Amortization of intangible assets for the three months ended June 30, 2023 and 2022 were $1,123 and $1,122, respectively.

As of June 30, 2023, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Year ending June 30:	Amount
2024	$3,369
2025	4,492
2026	4,492
2027	255
2028	255
Thereafter	977
Total	$13,840

NOTE – 7 AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances for working capital purpose. The amounts are from the Company’s shareholders and their controlling companies, which were unsecured, interest-free and are repayable on demand. The related parties balance was $1,873,385 and $1,848,612, as of June 30, 2023 and March 31, 2023, respectively.

NOTE – 8 LEASE

As of June 30, 2023, the Company entered into an operating lease with a lease term of 2 years, commencing from February 22, 2022.

Right of use assets and lease liability – right of use are as follows:

	June 30,	March 31,
	2023	2023

Right-of-use assets	$22,933	$32,705

The lease liability – right of use is as follows:

	June 30, 2023	March 31, 2023

Current portion	$23,731	$33,638

The weighted average discount rate for the operating lease is 5%.

As of June 30, 2023, the operating lease payment of $23,731 will mature in the next 12 months.

NOTE – 9 STOCKHOLDERS’ DEFICIT

The Company is authorized to issue two classes of capital stock, up to 6,085,000,000 shares.

The Company is authorized to issue 85,000,000 shares of preferred stock, issuable in one or more series as may be determined by the Board.

The Company is authorized to issue 6,000,000,000 shares of common stock, with a par value of $0.001.

Series A Preferred Stock

The Company has designated 10,000,000 shares of Series A Preferred Stock, with a par value of $0.0001. Holders of Series A Preferred Stock are: (i) entitled to receive dividends or other distributions as may be declared by the Board of Directors in preference to the holders of Common Stock or other junior stock; (ii) entitled to 100 votes per share of Series A Preferred Stock on all matters submitted to a vote of the shareholders together with the Common Stock holders; (iii) entitled to convert each one (1) share of Series A Preferred Stock into one hundred (100) shares of Common Stock.

As of June 30, 2023 and March 31, 2023, the Company had no shares of Series A Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

The Company has designated 10,000,000 shares of Series B Convertible Preferred Stock, with a par value of $0.001. The Board and holder of the Series B Convertible Preferred Stock approved the revocation of the Series B Convertible Preferred Stock in May 2021. We intend to file amendments with the State of Delaware cancelling the Series B Convertible Preferred Stock in the near future.

As of June 30, 2023 and March 31, 2023, the Company had no shares of Series B Convertible Preferred Stock issued and outstanding.

Series C Preferred Stock

The Company has designated 50,000,000 shares of Series C Preferred Stock, with a par value of $0.001. Each one share of Series C Convertible Preferred Stock converts into 100 shares of common stock of the Corporation at the election of the holder, and each holder is entitled to 500 votes per share of Series C Preferred Shares.

As of June 30, 2023 and March 31, 2023, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

As of June 30, 2023 and March 31, 2023, the Company had a total of 5,484,167,213 shares of common stock issued and outstanding.

NOTE – 10 NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022

Net loss attributable to common shareholders	$(140,360)	$(181,959)

Weighted average common shares outstanding:
– Basic	5,484,167,213	4,842,417,446
– Diluted	8,484,167,213	7,842,417,446

Net (loss) income per share:
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

____________________
#	Less than $0.001

NOTE – 11 INCOME TAX

For the three months ended June 30, 2023 and 2022, the local (“United States of America”) and foreign components of loss before income taxes comprised of the following:

	Three months ended June 30,
	2023	2022
Tax jurisdiction from:
- Local	$(127,143)	$(70,558)
- Foreign, including
British Virgin Islands	(2,071)	(200,151)
Hong Kong	(11,146)	88,750

Loss before income taxes	$(140,360)	$(181,959)

The provision for income taxes consisted of the following:

Three months ended June 30,
	2023	2022
Current tax:
- Local	$–	$–
- Foreign	–	–

Deferred tax
- Local	–	–
- Foreign	–	–

Income tax expense	$–	$–

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong and is subject to taxes in the jurisdictions in which it operates, as follows:

United States of America

KRFG is registered in the State of Delaware and is subject to tax laws of the United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued for interest or penalties as they were not material to its results of operations for the periods presented.

As of June 30, 2023, the operations in the United States of America incurred $879,476 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $184,690 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended June 30, 2023 and 2022 is as follows:

	Three months ended June 30,
	2023	2022

(Loss) Income before income taxes	$(11,146)	$88,750
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(1,839)	14,644
Tax effect of non-deductible items	292	261
Tax effect of non-taxable items	(339)	(586)
Tax (loss) income	(1,843)	14,319
Tax loss carried forward (utilized)	1,843	(14,319)
Income tax expense (benefit)	$–	$–

As of June 30, 2023, the operations in Hong Kong incurred $1,807,575 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $298,252 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2023 and March 31, 2023:

	June 30,	March 31,
	2023	2023

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$184,690	$157,990
Hong Kong tax regime	298,252	295,848
Less: valuation allowance	(482,942)	(453,838)
Deferred tax assets, net	$–	$–

The Company filed income tax returns in the United States federal tax jurisdiction and the Delaware state tax jurisdiction. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authority for all tax years in which a loss carryforward is available.

NOTE – 12 RELATED PARTY TRANSACTIONS

From time to time, the Company’s related parties and director advanced working capital funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and repayable on demand as disclosed in Note 7.

During the 3 months ended June 30, 2023 and 2022, the Company outsourced technical consultancy services of $7,654 and $0 respectively to a company related to a shareholder.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 13 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended June 30, 2023, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $12,757 with $12,762 accounts receivable at June 30, 2023.

For the three months ended June 30, 2022, there was a customer exceeding 10% of the Company’s revenue. This customer is located in the Hong Kong, and accounted for 100% of the Company’s revenue amounting to $159,317 with $0 accounts receivable at June 30, 2022.

(b)       Major vendors

For the three months ended June 30, 2023, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in Hong Kong, and accounted for 100% of the Company’s cost of revenue amounting to $7,654 with $0 accounts payable at June 30, 2023.

For the three months ended June 30, 2022, there was no single vendor exceeding 10% of the Company’s cost of revenue.

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

NOTE – 14 COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company has no material commitments or contingencies.

NOTE – 15 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events since June 30, 2023.

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

King Resources, Inc. is a holding company that, through its subsidiaries, is engaged primarily in the development of smart power supply solutions and rendering of related technical service as well as lifestyle products in Hong Kong. We operate our business through our wholly owned subsidiaries in Hong Kong. We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

Our corporate organization chart is as below:

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table sets forth certain operational data for the periods indicated:

	Three months ended June 30,
	2023	2022
Revenue, net	$12,757	$159,317
Cost of revenue	(7,654)	(16,486)
Gross profit	5,103	142,831
Operating expenses:
Research and development expenses	–	(62,611)
Sales and marketing expenses	(3,036)	(149,000)
General and administrative expenses	(41,804)	(101,654)
Loss from operation	(39,737)	(170,434)
Other expense, net	(100,623)	(11,525)
Loss before income taxes	(140,360)	(181,959)
Income tax expense	–	–
Net loss	$(140,360)	$(181,959)

Revenue

During the three months ended June 30, 2023, the following customer accounted for 10% or more of our total net revenue:

	Three months ended June 30, 2023		June 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Mirum Digital Media Ltd.	$12,757	100%	$12,762

During the three months ended June 30, 2022, the following customer accounted for 10% or more of our total net revenue:

	Three months ended June 30, 2022		June 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Mirum Digital Media Ltd.	$159,317	100%	$–

Revenue for the three months ended June 30, 2023 and 2022, was $12,757 and $159,317, respectively.

Cost of Revenue

During the three months ended June 30, 2023, the following vendor accounted for 10% or more of our total net cost of revenue:

	Three months ended June 30, 2023		June 30, 2023
Customer	Cost of revenues	Percentage of cost of revenues	Accounts payable
Xtreme Business Enterprises Limited	$7,654	100%	$–

During the three months ended June 30, 2022, there was no single vendor exceeding 10% of the Company’s cost of revenue.

Cost of revenue for the three months ended June 30, 2023 and 2022, was $7,654 and $16,486, respectively.

Gross Profit

We achieved a gross profit of $5,103 and $142,831 for the three months ended June 30, 2023 and 2022, respectively. The decrease in gross profit was attributable to a decrease in revenue from our research businesses.

Research and Development Expenses (“R&D”)

Research and development expenses was $0 and $62,611 for the three months ended June 30, 2023 and 2022, respectively. The decrease in expenses was primarily attributable to the decrease in R&D expenses associated with our smart chargers, power banks and IoT products development.

Sales and Marketing Expenses

Sales and marketing expenses was $3,036 and $149,000 for the three months ended June 30, 2023 and 2022, respectively. The expenses primarily include consulting fees incurred in relation to public relations. The decrease in expenses was primarily attributable to the decrease in promotional expense.

General and Administrative Expenses (“G&A”)

General and administrative expenses was $41,804 and $101,654 for the three months ended June 30, 2023 and 2022, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses decreased by approximately $59,850 in the three months ended June 30, 2023 from $101,654 in the three months ended June 30, 2022. The decrease was primarily attributable to the decrease in professional fees and salaries.

Other expense, net

Other expense, net was $100,623 and $11,525 for the three months ended June 30, 2023 and 2022, respectively. The increase was attributable to amortization of deferred financing cost on capital funding offset by interest income.

Income Tax Expense

No income tax expense incurred during the three months ended June 30, 2023 and 2022.

Net loss

As a result of the above, we reported net loss of $140,360 for the three months ended June 30, 2023, as compared to $181,959 for the three months ended June 30 ,2022. The decrease in net loss was mainly attributable to the decrease in R&D expenses, sales and marketing expenses and G&A expenses.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the three months ended June 30, 2023 and 2022.

	Three months ended June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(24,919)	$255,937
Net cash provided by financing activities	24,773	134,848

Net Cash (Used In) Provided By Operating Activities

For the three months ended June 30, 2023, net cash used operating activities was $24,919, which consisted primarily of a net loss of $140,360, an increase in account receivables of $12,795, a decrease in accrued liabilities and other payables of $266,188, and a decrease of lease liabilities of $10,333, offset by, a decrease in deposits, prepayments and other receivables of $2,798, an increase in advance received from Mirum Digital Media Limited of $289,369, plus non-cash items such as, depreciation on Property and equipment of $646, depreciation on Right-of-use assets of $9,825, amortization of $1,123, non-cash lease expenses of $371, and amortization of deferred financing cost of $100,625.

For the three months ended June 30, 2022, net cash provided by operating activities was $255,937, which consisted primarily of a net loss of $181,959, an increase in inventories of $874, an increase in deposits, prepayments and other receivables of $4,664, and a decrease of lease liabilities of $9,478, offset by a an increase in accrued liabilities and other payables of $226,086, an increase in accrued consulting and service fee of $200,000, plus non-cash items such as, depreciation on Property and equipment of $460, depreciation on Right-of-use assets of $9,816, amortization of $1,122, non-cash lease expenses of $845, and amortization of deferred financing cost of $14,583.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities to finance our operations and future acquisitions.

Net Cash Provided by Financing Activities

For the three months ended June 30, 2023, net cash provided by financing activities was $24,773, which consisted of advances from related parties.

For the three months ended June 30, 2022, net cash provided by financing activities was $134,848, which consisted of advances from related parties.

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

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024   to be significantly higher than 2023  . As of June 30, 2023, we had an accumulated deficit of $8,024,361. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of June 30, 2023:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	1,873,385	1,873,385	–	–	–
Operating lease liability	23,731	23,731	–	–	–c
Other contractual liabilities (1)	864,261	864,261	–	–	–
Total obligations	2,761,377	2,761,377	–	–	–

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

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the three months ended June 30, 2023 and 2022.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended June 30, 2023 and 2022.

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

The Company also generates revenue from the rendering of technical services to customers upon request. The Company considers customer service order confirmations to be a contract with the customer. Customer service order confirmations are executed at the time an order is placed. Revenue is recognized when the technical service is rendered to the customer (i.e., when the Company’s performance obligation is satisfied). As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable. For each contract, the Company considers the promise to perform the technical service as the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The technical service revenue will be recognized at a point in time when the technical service is completed.

Costs incurred in connection with research and development, are included in cost of revenue. Product development costs charged to billable projects are recorded as cost of revenue, which consist primarily of costs associated with personnel, supplies and materials. Costs incurred in connection with rendering of technical services, are included in cost of revenue, which consist primarily of costs associated with outsourced technical consultant fees.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended June 30, 2023 and 2022.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end HKD:US$ exchange rate	0.1276	0.1274
Annualized average HKD:US$ exchange rate	0.1276	0.1275

•	Comprehensive income

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposit, prepayments and other receivables approximate their fair values because of the short maturity of these instruments.

•	Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. In November 2019, the FASB issued ASU No. 2019-10, which is to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this update on April 1, 2023, and the adoption does not have material impact on Company’s consolidated financial statements and related disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2023, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2023

