Form 10-K/A
period 2022-03-31
KING RESOURCES, INC.
filed 2023-10-16
CIK 774415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Auditor Firm ID 6743

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-K (the “Amendment”) amends the Annual Report of King Resources, Inc. on Form 10-K for the fiscal year ended March 31, 2022 (the “Form 10-K”), as filed with the Securities and Exchange Commission on June 24, 2022, and is being filed solely amend the dates of appointment of Mr. FU Wah and Mr. LAU Ping Kee as described in the section entitled “Biographies” under “Item 10. Directors and Executive Officers and Corporate Governance” of the Form 10-K from December 15, 2021 to November 10, 2021. Except as set forth above, no other changes to Item 10 were made.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32. hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Mr. FU Wah, age 53, was appointed to serve as our Chief Executive Officer, Secretary and director on November 10, 2021. Mr. Fu has served as the Chief Executive Officer of Powertech Corporation Limited, a Hong Kong company, since 2014. Prior to that time, Mr. Fu served as the General Manager of Max Infosystems (Hong Kong) Ltd., a Hong Kong company, from 2001 to 2003 and 2005 to 2013, respectively. Mr. Fu is a technopreneur with more than 15 years of extensive experience in Integrated Supply Chain Management and Solutions, and Microsoft licensing program. Mr. Fu established the team for Power Technology research and development, developing high-efficient and high-power density of AC/DC power solution with the proprietary power conversion technology. He also involved with a research project in indoor location and object tracking. He has extensive knowledge and experience in IoT and Smart City solutions and applications. Mr. Fu graduated from Ottawa University with a Bachelor Degree in Business Administration in 1999, and obtained his Master Degree from Hong Kong University of Science and Technology (“HKUST”) in Technology Management of IT Management in 2006. Mr. Fu brings to the Board his extensive experience in ultra-small high power chargers and its applications.

Mr. LAU Ping Kee, age 73, was appointed to serve as our Chief Financial Officer and director on November 10, 2021. Mr. Lau is a seasoned businessman with significant experience in the marine and shipping industry, and has been a director of various marine and investment companies. Mr. Lau has been a director of Golden Creation Enterprise Limited since 2014 and a director of Y.R.P. Investment Limited since 2013. Mr. Lau served as director of Sharing Economy International Inc. from March 2017 to December 2021. Mr. Lau brings to the Board his experience as a corporate director and in investment, as well as his knowledge in managing Nasdaq and OTC Markets companies. Mr. Lau obtained his Bachelor and Master degrees in Art from L’Ecole Pratique des Hautes Etudes, Paris, France in 1977.

1

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

Exhibit No.

3.1	Articles of Incorporation(1)
3.2	Certificate of Designations of preferences and rights of Series B Convertible Preferred Stock (2)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock(2)
4.2	Description of Securities (4)
5	Opinion of Ravenscroft & Schmierer **
10.1	Share Exchange Agreement dated December 15, 2021, by and among King Resources, Inc., Powertech Management Limited, a British Virgin Island corporation, FU Wah and Silver Bloom Properties Limited(1)
21	Subsidiaries(2)
31.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer and Director Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

_______________________

*	Filed herewith
**	Incorporated by reference to Item 11 of the Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022.
(1)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 14, 2022.
(2)	Incorporated by reference to the Exhibits of Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 25, 2022.
(3)	Incorporated by reference to the Exhibits of Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022.
(4)	Incorporated by reference to the Exhibits of the Form 10-K filed with the Securities and Exchange Commission on June 24, 2022.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING RESOURCES, INC.

By:	/s/ FU Wah
Name: FU Wah
Title: Chief Executive Officer, Secretary and Director

Date:  October 16, 2023

3