Form 10-Q
period 2023-09-30
KING RESOURCES, INC.
filed 2023-11-20
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 9, 2023, was 5,484,167,213.

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

IV

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

VIII

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2023	March 31, 2023
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,456	$4,911
Accounts receivables	42,492	19,078
Deferred financing cost	402,500	402,500
Deposits, prepayments and other receivables	107,098	114,971
Amount due from a related party	12,133	–

Total current assets	565,679	541,460

Non-current assets:
Property and equipment, net	3,815	5,095
Right-of-use assets, net	13,114	32,705
Intangible assets	12,725	14,937
Deferred financing cost, net	294,049	495,299

Total non-current assets	323,703	548,036

TOTAL ASSETS	$889,382	$1,089,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payables	$110,272	$–
Accrued liabilities and other payables	189,617	253,942
Accrued consulting and service fees	300,000	300,000
Advances received from customer	287,339	286,639
Amounts due to related parties	2,077,347	1,848,612
Lease liabilities	13,653	33,638

Total current liabilities	2,978,228	2,722,831

TOTAL LIABILITIES	2,978,228	2,722,831

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.001, 85,000,000 shares authorized, 15,000,000 shares undesignated as of September 30, 2023 and March 31, 2023	–	–
Series A Preferred Stock, par value $0.0001, 10,000,000 shares designated, no shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	–	–
Series B Convertible Preferred Stock, par value $0.001, 10,000,000 shares designated, no shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	–	–
Series C Preferred Stock, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	30,000	30,000
Common stock, par value $0.001, 6,000,000,000 shares authorized, 5,484,167,213 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	5,484,167	5,484,167
Additional paid-in capital	731,135	731,135
Accumulated other comprehensive loss	685	5,364
Accumulated deficit	(8,334,833)	(7,884,001)

Stockholders’ deficit	(2,088,846)	(1,633,335)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$889,382	$1,089,496

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Three Months ended September 30,		Six Months ended September 30,
	2023	2022	2023	2022

Revenue, net	$19,166	$2,872	$31,923	$162,189
Cost of revenue	(11,500)	(2,634)	(19,154)	(19,120)

Gross profit	7,666	238	12,769	143,069

Operating expenses:
Research and development expenses	76,281	171,545	76,281	234,156
Sales and marketing expenses	392	198,908	3,428	347,908
General and administrative expenses	140,754	193,743	182,558	295,397
Total operating expenses	217,427	564,196	262,267	877,461

Loss from operation	(209,761)	(563,958)	(249,498)	(734,392)

Other income (expense):
Government subsidy	–	5,199	–	8,258
Interest income	2	–	4	–
Interest expense	(100,713)	(32,569)	(201,338)	(47,153)
Loss on impairment of inventories	–	(750)	–	(750)
Total other expense, net	(100,711)	(28,120)	(201,334)	(39,645)

LOSS BEFORE INCOME TAXES	(310,472)	(592,078)	(450,832)	(774,037)

Income tax expense	–	–	–	–

NET LOSS	(310,472)	(592,078)	(450,832)	(774,037)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) gain	(1,193)	2,113	(4,679)	6,944

COMPREHENSIVE LOSS	$(311,665)	$(589,965)	$(455,511)	$(767,093)

Net loss per share – Basic and Diluted*
– Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average outstanding shares
– Basic	5,484,167,213	5,413,500,348	5,484,167,213	5,129,519,233
– Diluted	8,484,167,213	8,413,500,348	8,484,167,213	8,129,519,233

*	Less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Six months ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(450,832)	$(774,037)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation - Property and equipment	1,293	1,027
Depreciation - Right-of-use assets	19,669	19,630
Amortization	2,247	2,243
Non-cash lease expenses	621	1,573
Amortization of deferred financing cost	201,250	47,153
Share issued for services rendered	–	200,000

Change in operating assets and liabilities:
Accounts receivable	(23,414)	(2,889)
Inventories	–	(800)
Deposit, prepayments and other receivables	7,873	(93,674)
Accrued liabilities and other payables	(64,325)	240,969
Accounts payables	110,272	3,715
Accrued consulting and service fees	–	300,000
Right-of-use assets and lease liabilities	(20,686)	(19,065)

Net cash used in operating activities	(216,032)	(74,155)

Cash flows from investing activity:
Purchase of property and equipment	–	(2,216)

Net cash used in investing activity	–	(2,216)

Cash flows from financing activity:
Advances from related parties	216,602	100,399

Net cash provided by financing activity	216,602	100,399

Foreign currency translation adjustment	(4,025)	1,485

Net change in cash and cash equivalents	(3,455)	25,513

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,911	14,864

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,456	$40,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series C Preferred stock		Common stock
	No. of		No. of
	shares	Amount	shares	Amount

Balance as of April 1, 2022	30,000,000	$30,000	4,807,802,061	$4,807,802
Commitment shares issued for private placement	–	–	525,000,000	525,000
Foreign currency translation adjustment	–	–	–	–
Net loss for the period	–	–	–	–
Balance as of June 30, 2022	30,000,000	$30,000	5,332,802,061	$5,332,802
Share issued for services rendered	–	$–	151,515,152	$151,515
Cancellation of shares	–	–	(150,000)	(150)
Foreign currency translation adjustment	–	–	–	–
Net loss for the period	–	–	–	–
Balance as of September 30, 2022	30,000,000	$30,000	5,484,167,213	$5,484,167

Balance as of April 1, 2023	30,000,000	$30,000	5,484,167,213	$5,484,167
Foreign currency translation adjustment	–	–	–	–
Net loss for the period	–	–	–	–
Balance as of June 30, 2023	30,000,000	30,000	5,484,167,213	5,484,167
Foreign currency translation adjustment	–	–	–	–
Net loss for the period	–	–	–	–
Balance as of September 30, 2023	30,000,000	$30,000	5,484,167,213	$5,484,167

	Additional Paid-in capital	Accumulated other comprehensive (loss) income	Accumulated losses	Total stockholders’ deficit

Balance as of April 1, 2022	$–	$(2,107)	$(6,568,493)	$(1,732,798)
Commitment shares issued for private placement	–	–	–	525,000
Foreign currency translation adjustment	–	4,831	–	4,831
Net loss for the period	–	–	(181,959)	(181,959)
Balance as of June 30, 2022	$–	$2,724	$(6,750,452)	$(1,384,926)
Share issued for services rendered	$48,485	$–	$–	$200,000
Cancellation of shares	150	–	–	–
Foreign currency translation adjustment	–	2,113	–	2,113
Net loss for the period	–	–	(592,078)	(592,078)
Balance as of September 30, 2022	$48,635	$4,837	$(7,342,530)	$(1,774,891)

Balance as of April 1, 2023	$731,135	$5,364	$(7,884,001)	$(1,633,335)
Foreign currency translation adjustment	–	(3,486)	–	(3,486)
Net loss for the period	–	–	(140,360)	(140,360)
Balance as of June 30, 2023	731,135	1,878	(8,024,361)	(1,777,181)
Foreign currency translation adjustment	–	(1,193)	–	(1,193)
Net loss for the period	–	–	(310,472)	(310,472)
Balance as of September 30, 2023	$731,135	$685	$(8,334,833)	$(2,088,846)

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE－1 BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on July 14, 2023.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. For the three months ended September 30, 2023 and 2022, the Company operates in one reportable operating segment in Hong Kong.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make the required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2023 and March 31, 2023, there was no allowance for doubtful accounts.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the three and six months ended September 30, 2023 and 2022.

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

Depreciation expense for the six months ended September 30, 2023 and 2022 were $1,293 and $1,027, respectively.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended September 30, 2023 and March 31, 2023.

•	Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the three months ended September 30, 2023 and 2022, the Company received government subsidies of $0 and $5,199. For the six months ended September 30, 2023 and 2022, the Company received government subsidies of $0 and $8,258.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and six months ended September 30, 2023 and 2022.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is it’s a functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end HKD:US$ exchange rate	0.1277	0.1274
Annualized average HKD:US$ exchange rate	0.1277	0.1274

•	Comprehensive income

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

Amortization expense for the six months ended September 30, 2023 and 2022 were $201,250 and $47,153, respectively.

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

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $8,334,833 at September 30, 2023. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 5 DEFERRED FINANCING COST, NET

Deferred financing cost, net is as follows:

	September, 2023	March 31, 2023

Deferred financing cost	$1,207,500	$1,207,500
Less: amortization	(510,951)	(309,701)
Deferred financing cost, net	$696,549	$897,799

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

Interest expense for the three months ended September 30, 2023 and 2022 were $100,625 and $32,569, respectively.

Interest expense for the six months ended September 30, 2023 and 2022 were $201,250 and $47,513, respectively

NOTE – 6 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	March 31,
	2023	2023

Office equipment	$12,007	$15,706
Furniture and fixtures	15,667	12,037
Computer equipment	26,939	26,999
Foreign translation difference	134	(129)
	54,747	54,613
Less: accumulated depreciation	(50,810)	(49,637)
Less: foreign translation difference	(122)	119
	$3,815	$5,095

Depreciation expense for the three months ended September 30, 2023 and 2022 were $647 and $567, respectively.

Depreciation expense for the six months ended September 30, 2023 and 2022 were $1,293 and $1,027, respectively.

NOTE – 7 INTANGIBLE ASSETS

As of September 30, 2023 and March 31, 2023, intangible assets consisted of the following:

	Useful life	September 30, 2023	March 31, 2023
At cost:
Website development cost	5 years	$21,147	$21,200
Trademarks	10 years	2,545	2,552
Foreign translation adjustment		58	(59)
		23,750	23,693
Less: accumulated amortization		(11,004)	(8,774)
Foreign translation adjustment		(21)	18
		$12,725	$14,937

Amortization of intangible assets for the three months ended September 30, 2023 and 2022 were $1,124 and $1,121, respectively.

Amortization of intangible assets for the six months ended September 30, 2023 and 2022 were $2,247 and $2,243, respectively.

As of September 30, 2023, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Year ending September 30:	Amount
2024	$2,248
2025	4,495
2026	4,495
2027	255
2028	255
Thereafter	978
Total	$12,725

NOTE – 8 AMOUNTS DUE FROM (TO) RELATED PARTIES

The amount due from a related party represented temporary advances to the related party for research and development conducted. The amount due from a related party was $12,133 and $0, as of September 30, 2023 and March 31, 2023, respectively. The amount is unsecured, interest-free and recoverable on demand.

The amount due to related parties was $2,077,346 and $1,848,612, as of September 30, 2003 and March 31, 2023, respectively and represented temporary advances for working capital purpose. The amounts are due to the Company’s shareholders and their controlling companies, which were unsecured, interest-free and are repayable on demand.

NOTE – 9 LEASE

As of September 30, 2023, the Company entered into an operating lease with a lease term of 2 years, commencing from February 22, 2022.

Right of use assets and lease liability – right of use are as follows:

	September 30,	March 31,
	2023	2023

Right-of-use assets	$13,114	$32,705

The lease liability – right of use is as follows:

	September 30, 2023	March 31, 2023

Current portion	$13,653	$33,638

The weighted average discount rate for the operating lease is 5%.

As of September 30, 2023, the operating lease payment of $13,653 will mature in the next 12 months.

NOTE – 10 STOCKHOLDERS’ DEFICIT

The Company is authorized to issue two classes of capital stock, up to 6,085,000,000 shares.

The Company is authorized to issue 85,000,000 shares of preferred stock with a par value of $0.001, issuable in one or more series as may be determined by the Board. Of the total shares, 15,000,000 shares remain undesignated as of September 30, 2023 and September 30, 2022.

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

As of September 30, 2023 and March 31, 2023, the Company had no shares of Series A Preferred Stock issued and outstanding.

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

As of September 30, 2023 and March 31, 2023, the Company had no shares of Series B Convertible Preferred Stock issued and outstanding.

Series C Preferred Stock

The Company has designated 50,000,000 shares of Series C Preferred Stock, with a par value of $0.001. Each one share of Series C Convertible Preferred Stock converts into 100 shares of common stock of the Corporation at the election of the holder, and each holder is entitled to 500 votes per share of Series C Preferred Shares.

As of September 30, 2023 and March 31, 2023, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

As of September 30, 2023 and March 31, 2023, the Company had a total of 5,484,167,213 shares of common stock issued and outstanding.

NOTE – 11 NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the six months ended September 30, 2023 and 2022:

	Six months ended September 30,
	2023	2022

Net loss attributable to common shareholders	$(450,832)	$(774,037)

Weighted average common shares outstanding:
– Basic	5,484,167,213	5,129,519,233
– Diluted	8,484,167,213	8,129,519,233

Net loss per share:
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

____________________

#	Less than $0.001

For the six months ended September 30, 2023 and 2022, despite potential conversion of promissory notes, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE – 12 INCOME TAX

For the six months ended September 30, 2023 and 2022, the local (“United States of America”) and foreign components of loss before income taxes comprised of the following:

	Six months ended September 30,
	2023	2022

Tax jurisdiction from:
- Local	$(345,879)	$(205,304)
- Foreign, including
British Virgin Islands	(7,679)	(504,163)
Hong Kong	(97,090)	(64,570)

Loss before income taxes	$(450,832)	$(774,037)

The provision for income taxes consisted of the following:

Six months ended September 30,
	2023	2022

Current tax:
- Local	$–	$–
- Foreign	–	–

Deferred tax
- Local	–	–
- Foreign	–	–

Income tax expense	$–	$–

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong and is subject to taxes in the jurisdictions in which it operates, as follows:

United States of America

KRFG is registered in the State of Delaware and is subject to tax laws of the United States of America. The U.S. corporate income tax rate is 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued for interest or penalties as they were not material to its results of operations for the periods presented.

As of September 30, 2023, the operations in the United States of America incurred $1,098,212 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $230,625 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended September 30, 2023 and 2022 is as follows:

	Six months ended September 30,
	2023	2022

Loss before income taxes	$(97,090)	$(64,570)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(16,020)	(10,654)
Tax effect of non-deductible items	584	645
Tax effect of non-taxable items	(415)	(1,891)
Tax loss	15,851	11,900
Tax loss carried forward	(15,851)	(11,900)
Income tax expense	$–	$–

As of September 30, 2023, the operations in Hong Kong incurred $1,893,461 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $312,425 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of September 30, 2023 and March 31, 2023:

	September 30,	March 31,
	2023	2023

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$230,625	$157,990
Hong Kong tax regime	312,425	295,848
Less: valuation allowance	(543,050)	(453,838)
Deferred tax assets, net	$–	$–

The Company filed income tax returns in the United States federal tax jurisdiction and the Delaware state tax jurisdiction. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authority for all tax years in which a loss carryforward is available.

NOTE – 13 RELATED PARTY TRANSACTIONS

From time to time, the Company’s related parties and director advanced working capital funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and repayable on demand as disclosed in Note 8.

During the six months ended September 30, 2023 and 2022, the Company outsourced technical consultancy services of $19,154 and $0 respectively to a company related to a shareholder.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 14 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended September 30, 2023, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $19,166, with $42,492 accounts receivable at September 30, 2023.

For the three months ended September 30, 2022, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $2,872, with $0 accounts receivable at September 30, 2022.

For the six months ended September 30, 2023, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $31,923, with $42,492 accounts receivable at September 30, 2023.

For the six months ended September 30, 2022, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 98% of the Company’s revenue amounting to $159,317, with $0 accounts receivable at September 30, 2022.

(b)       Major vendors

For the three months ended September 30, 2023, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in PRC, and accounted for 100% of the Company’s cost of revenue amounting to $11,500, with $22,714 related party balances at September 30, 2023.

For the three months ended September 30, 2022, there was no single vendor exceeding 10% of the Company’s cost of revenue.

For the six months ended September 30, 2023, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in Hong Kong, and accounted for 100% of the Company’s cost of revenue amounting to $19,154, with $22,714 related party balances at September 30, 2023.

For the six months ended September 30, 2022, there was no single vendor exceeding 10% of the Company’s cost of revenue.

(c)       Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations. The Company may also be exposed to the broader global economic conditions.

The present global economic climate with rising global tensions, rising costs and fuel shortage which potentially could escalate and result in global inflation may also impact the Company’s business, financial condition, and results of operations.

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

NOTE – 15 COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company has no material commitments or contingencies.

NOTE – 16 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events since September 30, 2023.

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

Our corporate organization chart is as below:

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table sets forth certain operational data for the periods indicated:

	Three months ended September 30,
	2023	2022
Revenue, net	$19,166	$2,872
Cost of revenue	(11,500)	(2,634)
Gross (loss) profit	7,666	238
Operating expenses:
Research and development expenses	(76,281)	(171,545)
Sales and marketing expenses	(392)	(198,908)
General and administrative expenses	(140,754)	(193,743)
Loss from operation	(209,427)	(563,958)
Other expense, net	(100,711)	(28,120)
Loss before income taxes	(310,472)	(592,078)
Income tax expense	–	–
Net loss	$(310,472)	$(592,078)

Revenue

During the three months ended September 30, 2023, the following customer accounted for 10% or more of our total net revenue:

	Three months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$19,166	100%	$42,492

During the three months ended September 30, 2022, the following customer accounted for 10% or more of our total net revenue:

	Three months ended September 30, 2022		September 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Evangelical Lutheran Church Hong Kong	$2,872	100%	$–

Revenue for the three months ended September 30, 2023 and 2022, was $19,166 and $2,872, respectively.

Cost of Revenue

During the three months ended September 30, 2023, the following vendor accounted for 10% or more of our total net cost of revenue:

	Three months ended September 30, 2023		September 30, 2023
Customer	Cost of revenues	Percentage of cost of revenues	Accounts payable
Xtreme Business Enterprises Limited	$11,500	100%	$–

During the three months ended September 30, 2022, there was no single vendor exceeding 10% of the Company’s cost of revenue.

Cost of revenue for the three months ended September 30, 2023 and 2022, was $11,500 and $2,634, respectively.

Gross Profit

We achieved a gross profit of $7,666 and $238 for the three months ended September 30, 2023 and 2022, respectively. The increase in gross profit was attributable to technical consultancy services that were rendered in the three months ending 30 September 2023 which no services were rendered for in the three months ended September 30, 2022.

Research and Development Expenses (“R&D”)

Research and development expenses was $76,281 and $171,545 for the three months ended September 30, 2023 and 2022, respectively. The decrease in expenses was primarily attributable to the decrease in R&D expenses associated with our smart chargers, power banks and IoT products development.

Sales and Marketing Expenses

Sales and marketing expenses was $392 and $198,908 for the three months ended September 30, 2023 and 2022, respectively. The expenses primarily include consulting fees incurred in relation to public relations. The decrease in expenses was primarily attributable to the decrease in promotional expense.

General and Administrative Expenses (“G&A”)

General and administrative expenses was $140,754 and $193,743 for the three months ended September 30, 2023 and 2022, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses decreased by approximately $107,112 in the three months ended September 30, 2023 from $193,743 in the three months ended September 30, 2022. The decrease was primarily attributable to the decrease in professional fees and salaries.

Other expense, net

Other expense, net was $100,711 and $28,120 for the three months ended September 30, 2023 and 2022, respectively. The increase was attributable to amortization of deferred financing cost on capital funding offset by interest income.

Income Tax Expense

No income tax expense incurred during the three months ended September 30, 2023 and 2022.

Net loss

As a result of the above, we reported net loss of $310,472 for the three months ended September 30, 2023, as compared to $592,078 for the three months ended September 30 ,2022. The decrease in net loss was mainly attributable to the decrease in R&D expenses, sales and marketing expenses and G&A expenses.

Comparison of the six months ended September 30, 2023 and 2022

The following table sets forth certain operational data for the periods indicated:

	Six months ended September 30,
	2023	2022
Revenue, net	$31,923	$162,189
Cost of revenue	(19,154)	(19,120)
Gross profit	12,769	143,069
Operating expenses:
Research and development expenses	(76,281)	(234,156)
Sales and marketing expenses	(3,428)	(347,908)
General and administrative expenses	(182,558)	(295,397)
Loss from operation	(249,498)	(734,392)
Other expense, net	(201,334)	(39,645)
Loss before income taxes	(450,832)	(774,037)
Income tax expense	–	–
Net loss	$(450,832)	$(774,037)

Revenue

During the six months ended September 30, 2023, the following customer accounted for 10% or more of our total net revenue:

	Six months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$31,923	100%	$42,492

During the six months ended September 30, 2022, the following customer accounted for 10% or more of our total net revenue:

	Six months ended September 30, 2022		September 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Mirum Digital Media Ltd.	$159,317	98%	$0

Revenue for the six months ended September 30, 2023 and 2022, was $31,923 and $162,189, respectively.

Cost of Revenue

During the six months ended September 30, 2023, the following vendor accounted for 10% or more of our total net cost of revenue:

	Six months ended September 30, 2023		September 30, 2023
Customer	Cost of revenues	Percentage of cost of revenues	Accounts payable
Xtreme Business Enterprises Limited	$19,154	100%	$–

During the six months ended September 30, 2022, there was no single vendor exceeding 10% of the Company’s cost of revenue.

Cost of revenue for the six months ended September 30, 2023 and 2022, was $19,154 and $19,120, respectively.

Gross Profit

We achieved a gross profit of $12,769 and $143,069 for the six months ended September 30, 2023 and 2022, respectively. The decrease in gross profit was attributable to a decrease in revenue from our research businesses.

Research and Development Expenses (“R&D”)

Research and development expenses was $76,281 and $234,156 for the six months ended September 30, 2023 and 2022, respectively. The decrease in expenses was primarily attributable to the decrease in R&D expenses associated with our smart chargers, power banks and IoT products development.

Sales and Marketing Expenses

Sales and marketing expenses was $3,428 and $347,908 for the six months ended September 30, 2023 and 2022, respectively. The expenses primarily include consulting fees incurred in relation to public relations. The decrease in expenses was primarily attributable to the decrease in promotional expense.

General and Administrative Expenses (“G&A”)

General and administrative expenses was $182,558 and $295,397 for the six months ended September 30, 2023 and 2022, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses decreased by approximately $112,839 in the six months ended September 30, 2023 from $295,397 in the six months ended September 30, 2022. The decrease was primarily attributable to the decrease in professional fees and salaries.

Other expense, net

Other expense, net was $201,334 and $39,645 for the six months ended September 30, 2023 and 2022, respectively. The increase was attributable to amortization of deferred financing cost on capital funding offset by interest income.

Income Tax Expense

No income tax expense incurred during the six months ended September 30, 2023 and 2022.

Net loss

As a result of the above, we reported net loss of $450,832 for the six months ended September 30, 2023, as compared to $774,037 for the six months ended September 30 ,2022. The decrease in net loss was mainly attributable to the decrease in R&D expenses, sales and marketing expenses and G&A expenses.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the six months ended September 30, 2023 and 2022.

	Six months ended September 30,
	2023	2022
Net cash used in operating activities	$(216,032)	$(74,155)
Net cash used in investing activities	–	(2,216)
Net cash provided by financing activities	216,602	100,399

Net Cash Used In Operating Activities

For the six months ended September 30, 2023, net cash used operating activities was $216,032, which consisted primarily of a net loss of $450,832, an increase in account receivables of $23,414, a decrease in accrued liabilities and other payables of $64,325, and a decrease of lease liabilities of $20,686, offset by, a decrease in deposits, prepayments and other receivables of $7,873, an increase of accounts payable of $110,272, plus non-cash items such as, depreciation of $20,962, amortization of $2,247, non-cash lease expenses of $621, and amortization of deferred financing cost of $201,250.

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

Net Cash Used in Investing Activity

For the six months ended September 30, 2023, no net cash was generated from investing activities.

For the six months ended September 30, 2022, net cash used in investing activity was $2,216, which consisted of addition of property and equipment.

Net Cash Provided by Financing Activity

For the six months ended September 30, 2023, net cash provided by financing activities was $216,602, which consisted of advances from related parties.

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

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be significantly higher than 2023. As of September 30, 2023, we had an accumulated deficit of $8,334,833. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the three and six months ended September 30, 2023 and 2022.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended September 30, 2023 and 2022.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and six months ended September 30, 2023 and 2022.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end HKD:US$ exchange rate	0.1277	0.1274
Annualized average HKD:US$ exchange rate	0.1277	0.1274

•	Comprehensive income

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2023, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior securities.

None.

ITEM 4. Mine Safety disclosures.

Not applicable.

ITEM 5. other information.

None.

ITEM 6. Exhibits.

Exhibit No.

3.1	Articles of Incorporation (1)
3.2	Certificate of Designations of preferences and rights of Series B Convertible Preferred Stock (2)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
4.2	Description of Securities (3)
5	Opinion of Ravenscroft & Schmierer (4)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer and Director Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

_______________________

*	Filed herewith
(1)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 14, 2022.
(2)	Incorporated by reference to the Exhibits of Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 25, 2022.
(3)	Incorporated by reference to the Exhibits of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023.
(4)	Incorporated by reference to the Exhibits of Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING RESOURCES, INC.

By:	/s/ FU Wah
Name: FU Wah
Title: Chief Executive Officer, Secretary and Director

Date: November 20, 2023

