Form 10-Q
period 2023-12-31
KING RESOURCES, INC.
filed 2024-02-20
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2023

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 19, 2024 was 5,484,167,213.

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

v

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

vi

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

viii

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2023	March 31, 2023
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,029	$4,911
Accounts receivable	3,635	19,078
Deferred financing cost, net	402,500	402,500
Deposits, prepayments and other receivables	106,377	114,971
Amount due from a related party	12,185	–

Total current assets	526,726	541,460

Non-current assets:
Property and equipment, net	3,177	5,095
Right-of-use assets, net	3,288	32,705
Intangible assets	11,636	14,937
Deferred financing cost, net	193,424	495,299

Total non-current assets	211,525	548,036

TOTAL ASSETS	$738,251	$1,089,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$102,698	$–
Accrued liabilities and other payables	171,402	253,942
Accrued consulting and service fees	300,000	300,000
Advances received from customer	288,161	286,639
Amounts due to related parties	2,097,105	1,848,612
Lease liabilities	3,444	33,638

Total current liabilities	2,962,810	2,722,831

TOTAL LIABILITIES	2,962,810	2,722,831

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.001, 85,000,000 shares authorized, 15,000,000 shares undesignated as of December 31, 2023 and March 31, 2023	–	–
Series A Preferred Stock, par value $0.0001, 10,000,000 shares designated, no shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	–	–
Series B Convertible Preferred Stock, par value $0.001, 10,000,000 shares designated, no shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	–	–
Series C Preferred Stock, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	30,000	30,000
Common stock, par value $0.001, 6,000,000,000 shares authorized, 5,484,167,213 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	5,484,167	5,484,167
Additional paid-in capital	731,135	731,135
Accumulated other comprehensive (loss) income	(5,180)	5,364
Accumulated deficit	(8,464,681)	(7,884,001)

Stockholders’ deficit	(2,224,559)	(1,633,335)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$738,251	$1,089,496

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Three Months ended December 31,		Nine Months ended December 31,
	2023	2022	2023	2022

Revenue, net	$19,193	$7,391	$51,116	$169,580
Cost of revenue	(11,515)	(5,709)	(30,669)	(24,829)

Gross profit	7,678	1,682	20,447	144,751

Operating expenses:
Research and development expenses	59	26,443	76,340	260,599
Sales and marketing expenses	–	5,141	3,428	353,049
General and administrative expenses	36,787	113,233	219,345	408,630
Total operating expenses	36,846	144,817	299,113	1,022,278

Loss from operation	(29,168)	(143,135)	(278,666)	(877,527)

Other income (expense):
Government subsidy	–	927	–	9,185
Interest income	1	1	5	1
Interest expense	(100,681)	(43,750)	(302,019)	(90,903)
Loss on impairment of inventories	–	–	–	(750)
Total other expense, net	(100,680)	(42,822)	(302,014)	(82,467)

LOSS BEFORE INCOME TAXES	(129,848)	(185,957)	(580,680)	(959,994)

Income tax expense	–	–	–	–

NET LOSS	(129,848)	(185,957)	(580,680)	(959,994)

Other comprehensive loss:
– Foreign currency adjustment loss	(5,865)	(10,210)	(10,544)	(3,266)

COMPREHENSIVE LOSS	$(135,713)	$(196,167)	$(591,224)	$(963,260)

Net loss per share – Basic and Diluted*
– Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average outstanding shares
– Basic	5,484,167,213	5,484,167,213	5,484,167,213	5,248,165,102
– Diluted	8,484,167,213	8,484,167,213	8,484,167,213	8,248,165,102

*	Less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Nine months ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(580,680)	$(959,994)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation - Property and equipment	1,941	1,674
Depreciation - Right-of-use assets	29,526	29,476
Amortization	3,373	3,368
Non-cash accretion of lease liability	747	2,186
Amortization of deferred financing cost	301,875	90,903
Share issued for services rendered	–	200,000

Change in operating assets and liabilities:
Accounts receivable	15,443	(1,516)
Inventories	–	(16,561)
Prepayment for goods	–	(80,788)
Deposit, prepayments and other receivables	8,594	16,688
Accrued liabilities and other payables	(82,540)	290,408
Accounts payable	102,698	243
Accrued consulting and service fees	–	300,000
Right-of-use assets and lease liabilities	(20,702)	–

Net cash used in operating activities	(219,725)	(123,913)

Cash flows from investing activity:
Purchase of property and equipment	–	(2,228)

Net cash used in investing activity	–	(2,228)

Cash flows from financing activities:
Repayment of lease liabilities	–	(28,928)
Advances from related parties	236,308	217,764

Net cash provided by financing activities	236,308	188,836

Foreign currency translation adjustment	(19,465)	(622)

Net change in cash and cash equivalents	(2,882)	62,073

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,911	14,864

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,029	$76,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series C Preferred stock		Common stock
	No. of		No. of
	shares	Amount	shares	Amount

Balance as of April 1, 2022	30,000,000	$30,000	4,807,802,061	$4,807,802
Commitment shares issued for private placement	–	–	525,000,000	525,000
Foreign currency translation adjustment	–	–	–	–
Net loss for the period	–	–	–	–
Balance as of June 30, 2022	30,000,000	30,000	5,332,802,061	5,332,802
Share issued for services rendered	–	–	151,515,152	151,515
Cancellation of shares	–	–	(150,000)	(150)
Foreign currency translation adjustment	–	–	–	–
Net loss for the period	–	–	–	–
Balance as of September 30, 2022	30,000,000	30,000	5,484,167,213	5,484,167
Foreign currency translation adjustment	–	–	–	–
Net loss for the period	–	–	–	–
Balance as of December 31, 2022	30,000,000	$30,000	5,484,167,213	$5,484,167

Balance as of April 1, 2023	30,000,000	$30,000	5,484,167,213	$5,484,167
Foreign currency translation adjustment	–	–	–	–
Net loss for the period	–	–	–	–
Balance as of June 30, 2023	30,000,000	30,000	5,484,167,213	5,484,167
Foreign currency translation adjustment	–	–	–	–
Net loss for the period	–	–	–	–
Balance as of September 30, 2023	30,000,000	30,000	5,484,167,213	5,484,167
Foreign currency translation adjustment	–	–	–	–
Net loss for the period	–	–	–	–
Balance as of December 31, 2023	30,000,000	$30,000	5,484,167,213	$5,484,167

KING RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(continued)

	Additional Paid-in capital	Accumulated other comprehensive (loss) income	Accumulated losses	Total stockholders’ deficit

Balance as of April 1, 2022	$–	$(2,107)	$(6,568,493)	$(1,732,798)
Commitment shares issued for private placement	–	–	–	525,000
Foreign currency translation adjustment	–	4,831	–	4,831
Net loss for the period	–	–	(181,959)	(181,959)
Balance as of June 30, 2022	–	2,724	(6,750,452)	(1,384,926)
Share issued for services rendered	48,485	–	–	200,000
Cancellation of shares	150	–	–	–
Foreign currency translation adjustment	–	2,113	–	2,113
Net loss for the period	–	–	(592,078)	(592,078)
Balance as of September 30, 2022	48,635	4,837	(7,342,530)	(1,774,891)
Foreign currency translation adjustment	–	(10,210)	–	(10,210)
Net loss for the period	–	–	(185,957)	(185,957)
Balance as of December 31, 2022	$48,635	$(5,373)	$(7,528,487)	$(1,971,058)

Balance as of April 1, 2023	$731,135	$5,364	$(7,884,001)	$(1,633,335)
Foreign currency translation adjustment	–	(3,486)	–	(3,486)
Net loss for the period	–	–	(140,360)	(140,360)
Balance as of June 30, 2023	731,135	1,878	(8,024,361)	(1,777,181)
Foreign currency translation adjustment	–	(1,193)	–	(1,193)
Net loss for the period	–	–	(310,472)	(310,472)
Balance as of September 30, 2023	731,135	685	(8,334,833)	(2,088,846)
Foreign currency translation adjustment	–	(5,865)	–	(5,865)
Net loss for the period	–	–	(129,848)	(129,848)
Balance as of December 31, 2023	$731,135	$(5,180)	$(8,464,681)	$(2,224,559)

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE － 1 BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended December 31, 2023   are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on July 14, 2023.

NOTE – 2 DESCRIPTION OF BUSINESS AND ORGANIZATION

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. For the three and nine months ended December 31, 2023 and 2022, the Company operates in one reportable operating segment in Hong Kong.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make the required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2023 and March 31, 2023, there was no allowance for doubtful accounts.

•	Intangible assets

Intangible assets consist of trademarks and website development costs. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually.

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

There was no impairment of intangible assets identified for the three and nine months ended December 31, 2023 and 2022. Amortization expense, for the nine months ended December 31, 2023 and 2022 were $3,373 and $3,368, respectively.

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

Depreciation expense for the nine months ended December 31, 2023 and 2022 were $1,941 and $1,674, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended December 31, 2023 and 2022.

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

Where the Company acts as a principal, it sells its products directly to customers. The Company considers customer order confirmations to be a contract with the customer. Customer confirmations are executed at the time an order is placed. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at delivery date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable. For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.

Where the Company acts as an agent, the Company recognizes revenue on a net basis, as the Company is not responsible for the fulfillment, nor controls the delivery of the promised goods, and has no discretion in establishing prices and therefore is agent in the arrangement. For each contract the Company considers the promise to facilitate the arrangement between the parties as the identified performance obligation. The transaction price is determined to be the contracted price to which the Company is entitled to upon completion of its performance obligation.

For the current period, the Company has assessed that it acts in the role of a principal in the exchange of goods and services.

The Company also applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company’s services revenue is derived from performing research and development and technology development for customers under fixed-price contracts. The fixed contract price is allocated to the performance obligations and revenue is recognized over time as each performance obligation is satisfied and accepted by customers, and recovery is probable.

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

During the nine months ended December 31, 2023 and 2022, the Company incurred $51,116 and 160,957 project fee income respectively.

During the nine months ended December 31, 2023 and 2022, the Company incurred $0 and 8,623 sales of product respectively.

•	Government subsidy

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the three months ended December 31, 2023 and 2022, the Company received government subsidies of $0 and $927. For the nine months ended December 31, 2023 and 2022, the Company received government subsidies of $0 and $9,185.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and nine months ended December 31, 2023 and 2022.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Period-end HKD:US$ exchange rate	0.1281	0.1281
Annualized average HKD:US$ exchange rate	0.1278	0.1276

•	Comprehensive income

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

Lease expense comprises two components (i) amortization of the ROU assets calculated on a straight-line basis over the expected lease time and (ii) accretion of the lease liabilities.

The Company made the policy election to not separate lease and non-lease components. Each lease component and the related non-lease components are accounted for together as a single component.

•	Deferred financing costs

Costs related to the issuance of equity as commitment fees for future equity funding are deferred as an asset and amortized to interest expense over the term of the commitment.

Amortization expense for the nine months ended December 31, 2023 and 2022 were $301,875 and $90,903, respectively.

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

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $8,464,681 at December 31, 2023. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 5 DEFERRED FINANCING COST, NET

Deferred financing cost, net is as follows:

	December 31, 2023	March 31, 2023

Deferred financing cost	$1,207,500	$1,207,500
Less: Accumulated amortization	(611,576)	(309,701)
Deferred financing cost, net	$595,924	$897,799

	December 31, 2023	March 31, 2023

Current portion	$402,500	$402,500
Non-current portion	193,424	495,299
	$595,924	$897,799

On June 24, 2022, the Company issued 525,000,000 shares of its common stock as Commitment Shares to Williamsburg Venture Holdings, LLC (the “Investor”), under an Equity Purchase Agreement dated June 21, 2022 (the “Agreement”) which was deferred to be amortized over the commitment period of 3 years.

Amortization of the expense for the three months ended December 31, 2023 and 2022 were $100,681 and $43,750, respectively.

Amortization of the expense for the nine months ended December 31, 2023 and 2022 were $301,875 and $90,903, respectively

NOTE – 6 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,	March 31,
	2023	2023

Office equipment	$12,007	$15,706
Furniture and fixtures	15,667	12,037
Computer equipment	26,939	26,999
Foreign translation difference	290	(129)
	54,903	54,613
Less: accumulated depreciation	(51,459)	(49,637)
Less: foreign translation difference	(267)	119
	$3,177	$5,095

Depreciation expense for the three months ended December 31, 2023 and 2022 were $648 and $647, respectively.

Depreciation expense for the nine months ended December 31, 2023 and 2022 were $1,941 and $1,674, respectively.

NOTE – 7 INTANGIBLE ASSETS

As of December 31, 2023 and March 31, 2023, intangible assets consisted of the following:

	Useful life	December 31, 2023	March 31, 2023
At cost:
Website development cost	5 years	$21,147	$21,200
Trademarks	10 years	2,545	2,552
Foreign translation adjustment		127	(59)
		23,819	23,693
Less: accumulated amortization		(12,129)	(8,774)
Foreign translation adjustment		(54)	18
		$11,636	$14,937

Amortization of intangible assets for the three months ended December 31, 2023 and 2022 were $1,126 and $1,125, respectively.

Amortization of intangible assets for the nine months ended December 31, 2023 and 2022 were $3,373 and $3,368, respectively.

As of December 31, 2023, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Year ending December 31:	Amount
2024	$1,128
2025	4,508
2026	4,508
2027	256
2028	256
Thereafter	980
Total	$11,636

NOTE – 8 AMOUNTS DUE FROM/TO RELATED PARTIES

The amount due to shareholders was $12,514 and $12,454, as of December 31, 2023 and March 31, 2023, respectively and represented temporary advances for working capital purpose, which were unsecured, interest-free and are repayable on demand.

The amount due to companies controlled by a shareholder was $2,050,260 and $1,836,158, as of December 31, 2023 and March 31, 2023, respectively and represented temporary advances for working capital purpose, which were unsecured, interest-free and are repayable on demand.

A further amount due to a company controlled by a shareholder of $34,331 and $0, as of December 31, 2023 and March 31, 2023, respectively, represented technical consultancy fees payable. which is subject to the normal trade terms.

The amount due from a company controlled by a shareholder represented temporary advances to the related party for research and development conducted. The amount due from a related party was $12,185 and $0, as of December 31, 2023 and March 31, 2023, respectively. The amount is unsecured, interest-free and recoverable on demand.

NOTE – 9 LEASE

As of December 31, 2023, the Company entered into an operating lease with a lease term of 2 years, commencing from February 22, 2022.

Right of use assets and lease liability – right of use are as follows:

	December 31,	March 31,
	2023	2023

Right-of-use assets	$3,288	$32,705

The lease liability – right of use is as follows:

	December 31, 2023	March 31, 2023

Current portion	$3,444	$33,638

The weighted average discount rate for the operating lease is 5%.

For the three months ended December 31, 2023 and 2022, the amortization charge on right-of use assets was $9,842 and $9,825, respectively.

For the nine months ended December 31, 2023 and 2022, the amortization charge on right-of-use was $29,526 and $29,476, respectively.

For the three months ended December 31, 2023 and 2022, the accretion on the lease liability was $167 and $572, respectively.

For the nine months ended December 31, 2023 and 2022, the accretion on the lease liability was $747 and $2,186, respectively.

As of December 31, 2023, the operating lease payment of $3,444 will mature in the next 12 months.

NOTE – 10 STOCKHOLDERS’ DEFICIT

The Company is authorized to issue two classes of capital stock, up to 6,085,000,000 shares.

The Company is authorized to issue 85,000,000 shares of preferred stock with a par value of $0.001, issuable in one or more series as may be determined by the Board. Of the total shares, 15,000,000 shares remain undesignated as of December 31, 2023 and March 31, 2023.

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

As of December 31, 2023 and March 31, 2023, the Company had no shares of Series A Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

The Company has designated 10,000,000 shares of Series B Convertible Preferred Stock, with a par value of $0.001. The Board and holder of the Series B Convertible Preferred Stock approved the revocation of the Series B Convertible Preferred Stock in May 2021. The revocation is pending the review of FINRA on the Form 14C.

As of December 31, 2023 and March 31, 2023, the Company had no shares of Series B Convertible Preferred Stock issued and outstanding.

Series C Preferred Stock

The Company has designated 50,000,000 shares of Series C Preferred Stock, with a par value of $0.001. Each one share of Series C Convertible Preferred Stock converts into 100 shares of common stock of the Corporation at the election of the holder, and each holder is entitled to 500 votes per share of Series C Preferred Shares.

As of December 31, 2023 and March 31, 2023, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

As of December 31, 2023 and March 31, 2023, the Company had a total of 5,484,167,213 shares of common stock issued and outstanding.

NOTE – 11 NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the nine months ended December 31, 2023 and 2022:

	Nine months ended December 31,
	2023	2022

Net loss attributable to common shareholders	$(580,680)	$(959,994)

Weighted average common shares outstanding:
– Basic	5,484,167,213	5,248,165,102
– Diluted	8,484,167,213	8,248,165,102

Net loss per share:
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

____________________

#	Less than $0.001

For the nine months ended December 31, 2023 and 2022, diluted net loss per share is equal to basic net loss per share, as the inclusion of common stock equivalents would have been antidilutive.

NOTE – 12 INCOME TAX

For the nine months ended December 31, 2023 and 2022, the local (“United States of America”) and foreign components of loss before income taxes comprised of the following:

	Nine months ended December 31,
	2023	2022

Tax jurisdiction from:
- Local	$(470,812)	$(274,229)
- Foreign, including
British Virgin Islands	(8,779)	(506,202)
Hong Kong	(101,089)	(179,563)

Loss before income taxes	$(580,680)	$(959,994)

The provision for income taxes consisted of the following:

Nine months ended December 31,
	2023	2022

Current tax:
- Local	$–	$–
- Foreign	–	–

Deferred tax
- Local	–	–
- Foreign	–	–

Income tax expense	$–	$–

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

As of December 31, 2023, the operations in the United States of America incurred $1,223,145 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $256,861 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended December 31, 2023 and 2022 is as follows:

	Nine months ended December 31,
	2023	2022

Loss before income taxes	$(101,089)	$(179,563)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(16,680)	(29,628)
Tax effect of non-deductible items	877	937
Tax effect of non-taxable items	(225)	(2,126)
Tax loss	(16,028)	(30,817)
Valuation allowance	16,028	30,817
Income tax expense	$–	$–

As of December 31, 2023, the operations in Hong Kong incurred $1,899,855 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $313,476 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2023 and March 31, 2023:

	December 31,	March 31,
	2023	2023

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$256,861	$157,990
Hong Kong tax regime	313,476	295,848
Less: valuation allowance	(570,337)	(453,838)
Deferred tax assets, net	$–	$–

The Company filed income tax returns in the United States federal tax jurisdiction and the Delaware state tax jurisdiction. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authority for all tax years in which a loss carryforward is available.

NOTE – 13 RELATED PARTY TRANSACTIONS

From time to time, the Company’s related parties and shareholders advanced working capital funds from/to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and repayable on demand as disclosed in Note 8.

Further during the nine months ended December 31, 2023 and 2022, the Company outsourced technical consultancy services of $30,669 and $0 respectively to a company related to a shareholder. As at December 31, 2023 and 2022, the balance was $34,331 and $0 respectively.

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 14 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended December 31, 2023, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $19,193 with $3,635 accounts receivable at December 31, 2023.

During the three months ended December 31, 2022, no single customer accounted for 10% or more of the Company’s revenue.

For the nine months ended December 31, 2023, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $51,116, with $3,635 accounts receivable at December 31, 2023.

For the nine months ended December 31, 2022, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 94% of the Company’s revenue amounting to $159,317, with $0 accounts receivable at December 31, 2022.

(b)       Major vendors

For the three months ended December 31, 2023, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in PRC, and accounted for 100% of the Company’s cost of revenue amounting to $11,515, with $34,331 related party balances at December 31, 2023.

For the three months ended December 31, 2022, there was no single vendor exceeding 10% of the Company’s cost of revenue.

For the nine months ended December 31, 2023, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in Hong Kong, and accounted for 100% of the Company’s cost of revenue amounting to $30,669, with $34,331 related party balances at December 31, 2023.

For the nine months ended December 31, 2022, there was no single vendor exceeding 10% of the Company’s cost of revenue.

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

NOTE – 15 COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, the Company has no material commitments or contingencies.

NOTE – 16 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements.

On February 9, 2024, the Company filed a registration statement in accordance with the requirements of Form S-8 under the Securities Act to register 331,000,000 additional shares of Common Stock issuable pursuant to the Registrant’s 2022 Stock Incentive Plan.

The Company had no material recognizable subsequent events since December 31, 2023.

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

Our corporate organization chart is as below:

Results of Operations

Comparison of the three months ended December 31, 2023 and 2022

The following table sets forth certain operational data for the periods indicated:

	Three months ended December 31,
	2023	2022
Revenue, net	$19,193	$7,391
Cost of revenue	(11,515)	(5,709)
Gross profit	7,678	1,682
Operating expenses:
Research and development expenses	(59)	(26,443)
Sales and marketing expenses	–	(5,141)
General and administrative expenses	(36,787)	(113,233)
Loss from operation	(29,168)	(143,135)
Other expense, net	(100,680)	(42,822)
Loss before income taxes	(129,848)	(185,957)
Income tax expense	–	–
Net loss	$(129,848)	$(185,957)

Revenue

During the three months ended December 31, 2023, the following customer accounted for 10% or more of our total net revenue:

	Three months ended December 31, 2023		December 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$19,193	100%	$3,635

During the three months ended December 31, 2022, no single customer accounted for 10% or more of our total net revenues.

Cost of Revenue

During the three months ended December 31, 2023, the following vendor accounted for 10% or more of our total net cost of revenue:

	Three months ended December 31, 2023		December 31, 2023
Customer	Cost of revenues	Percentage of cost of revenues	Accounts payable
Xtreme Business Enterprises Limited	$11,515	100%	$34,331

During the three months ended December 31, 2022, there was no single vendor exceeding 10% of the Company’s cost of revenue.

Gross Profit

We achieved a gross profit of $7,678 and $1,682 for the three months ended December 31, 2023 and 2022, respectively. The increase in gross profit was attributable to technical consultancy services that were rendered in the three months ended December 31 2023 which no services were rendered for in the three months ended December 31, 2022. The technical consultancy services earn a higher margin resulting in the increase for the period.

Research and Development Expenses (“R&D”)

Research and development expenses was $59 and $26,443 for the three months ended December 31, 2023 and 2022, respectively. The decrease in expenses was primarily attributable to the decrease in R&D activity associated with our smart chargers, power banks and IoT products development.

Sales and Marketing Expenses

Sales and marketing expenses was $0 and $5,141 for the three months ended December 31, 2023 and 2022, respectively. The expenses primarily include consulting fees incurred in relation to public relations. The decrease in expenses was primarily attributable to the decrease in promotional expense and due to some service contracts ended with no renewal.

General and Administrative Expenses (“G&A”)

General and administrative expenses was $36,787 and $113,233 for the three months ended December 31, 2023 and 2022, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses decreased by approximately $72,946 in the three months ended December 31, 2023 from $113,233 in the three months ended December 31, 2022. The decrease was primarily attributable to the decrease in professional fees and salaries.

Other expense, net

Other expense, net was $100,680 and $42,822 for the three months ended December 31, 2023 and 2022, respectively. The increase was attributable to amortization of deferred financing cost on commitment shares issued for capital funding offset by interest income.

Income Tax Expense

No income tax expense incurred during the three months ended December 31, 2023 and 2022.

Net loss

As a result of the above, we reported net loss of $129,848 for   the three months ended December 31, 2023, as compared to $185,957 for the three months ended December 31,2022. The decrease in net loss was mainly attributable to the decrease in R&D expenses, sales and marketing expenses and G&A expenses as mentioned above.

Comparison of the nine months ended December 31, 2023 and 2022

The following table sets forth certain operational data for the periods indicated:

	Nine months ended December 31,
	2023	2022
Revenue, net	$51,116	$169,580
Cost of revenue	(30,669)	(24,829)
Gross profit	20,447	144,751
Operating expenses:
Research and development expenses	(76,340)	(260,599)
Sales and marketing expenses	(3,428)	(353,049)
General and administrative expenses	(219,345)	(408,630)
Loss from operation	(278,666)	(877,527)
Other expense, net	(302,014)	(82,467)
Loss before income taxes	(580,680)	(959,994)
Income tax expense	–	–
Net loss	$(580,680)	$(959,994)

Revenue

During the nine months ended December 31, 2023, the following customer accounted for 10% or more of our total net revenue:

	Nine months ended December 31, 2023		December 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$51,116	100%	$3,635

During the nine months ended December 31, 2022, the following customer accounted for 10% or more of our total net revenue:

	Nine months ended December 31, 2022		December 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Mirum Digital Media Ltd.	$159,317	94%	$–

Cost of Revenue

During the nine months ended December 31, 2023, the following vendor accounted for 10% or more of our total net cost of revenue:

	Nine months ended December 31, 2023		December 31, 2023
Customer	Cost of revenues	Percentage of cost of revenues	Accounts payable
Xtreme Business Enterprises Limited	$30,669	100%	$34,331

During the nine months ended December 31, 2022, there was no single vendor exceeding 10% of the Company’s cost of revenue.

Gross Profit

We achieved a gross profit of $20,447 and $144,751 for the nine months ended December 31, 2023 and 2022, respectively. The decrease in gross profit was attributable to a decrease in revenue from our research businesses which contributed 94% of the revenue as of December 31, 2022.

Research and Development Expenses (“R&D”)

Research and development expenses was $76,340 and $260,599 for the nine months ended December 31, 2023 and 2022, respectively. The decrease in expenses was primarily attributable to the decrease in R&D activity associated with our smart chargers, power banks and IoT products development.

Sales and Marketing Expenses

Sales and marketing expenses was $3,428 and $353,049 for the nine months ended December 31, 2023 and 2022, respectively. The expenses primarily include consulting fees incurred in relation to public relations. The decrease in expenses was primarily attributable to the decrease in promotional expense, and non renewal of certain consultancy services for research and development that was incurred in 2022.

General and Administrative Expenses (“G&A”)

General and administrative expenses was $219,345 and $408,630 for the nine months ended December 31, 2023 and 2022, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses decreased by approximately $189,285 in the nine months ended December 31, 2023 from $408,630 in the nine months ended December 31, 2022. The decrease was primarily attributable to the decrease in professional fees and salaries.

Other expense, net

Other expense, net was $302,014 and $82,467 for the nine months ended December 31, 2023 and 2022, respectively. The increase was attributable to amortization of deferred financing cost on commitment shares issued for capital funding offset by interest income.

Income Tax Expense

No income tax expense incurred during the nine months ended December 31, 2023 and 2022.

Net loss

As a result of the above, we reported net loss of $580,680 for the nine months ended December 31, 2023, as compared to $959,994 for the nine months ended December 31,2022. The decrease in net loss was mainly attributable to the decrease in R&D expenses, sales and marketing expenses and G&A expenses as mentioned above.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the nine months ended December 31, 2023 and 2022.

	Nine months ended December 31,
	2023	2022
Net cash used in operating activities	$(219,725)	$(123,913)
Net cash used in investing activity	$–	$(2,228)
Net cash provided by financing activities	$236,308	$188,836

Net Cash Used In Operating Activities

For the nine months ended December 31, 2023, net cash used operating activities was $219,725, which consisted primarily of a net loss of $580,680, an decrease in account receivables of $15,443, a decrease in accrued liabilities and other payables of $82,540, and a decrease of lease liabilities of $20,702, offset by, a decrease in deposits, prepayments and other receivables of $8,594, an increase of accounts payable of $102,698, plus non-cash items such as, depreciation of $31,467, amortization of $3,373, non-cash lease expenses of $747, and amortization of deferred financing cost of $301,875.

For the nine months ended December 31, 2022, net cash used in operating activities was $123,913, which consisted primarily of a net loss of $959,994, an increase in inventories of $16,561, an increase in accounts receivables of $1,516 and an increase in prepayment for goods of $80,788, offset by a decrease in deposits, prepayments and other receivables of $16,688, an increase in accounts payables of $243, an increase in accrued liabilities and other payables of $290,408, an increase in accrued consulting and service fee of $300,000, plus non-cash items such as, depreciation of $31,150, amortization of $3,368, non-cash lease expenses of $2,186, amortization of deferred financing cost of $90,903 and share issued for services rendered of $200,000.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities to finance our operations and future acquisitions.

Net Cash Used in Investing Activity

For the nine months ended December 31, 2023, no net cash was generated from investing activities.

For the nine months ended December 31, 2022, net cash used in investing activity was $2,228, which consisted of addition of property and equipment.

Net Cash Provided by Financing Activities

For the nine months ended December 31, 2023, net cash provided by financing activities was $236,308, which consisted of advances from related parties.

For the nine months ended December 31, 2022, net cash provided by financing activity was $188,836, which consisted of advances from related parties, net of repayment of lease liabilities of $28,928.

Going Concern

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $8,464,681 at December 31, 2023. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be significantly higher than 2023. As of December 31, 2023, we had an accumulated deficit of $8,464,681. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended December 31, 2023 and 2022.

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

Where the Company acts as a principal, it sells its products directly to retailers and individual consumers through its retail channels. The Company considers customer order confirmations to be a contract with the customer. Customer confirmations are executed at the time an order is placed. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at delivery date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable. For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.

Where the Company acts as an agent, the Company recognizes revenue on a net basis, as the Company is not responsible for the fulfillment, nor controls the delivery of the promised goods, and has no discretion in establishing prices and therefore is agent in the arrangement. For each contract the Company considers the promise to facilitate the arrangement between the parties as the identified performance obligation. The transaction price is determined to be the contracted price to which the Company is entitled to upon completion of its performance obligation.

For the current period, the Company has assessed that it acts in the role of a principal in the exchange of goods and services.

The Company also applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company’s services revenue is derived from performing research and development and technology development for customers under fixed-price contracts. On fixed-price contracts that are expected to be not more than one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. The Company receives periodic progress payments.

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

During the nine months ended December 31, 2023 and 2022, the Company incurred $51,116 and 160,957 project fee income respectively.

During the nine months ended December 31, 2023 and 2022, the Company incurred $0 and 8,623 sales of product respectively.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of December 31, 2023, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior securities.

None.

ITEM 4. Mine Safety disclosures.

Not applicable.

ITEM 5. other information.

None.

ITEM 6. Exhibits.

Exhibit No.

3.1	Articles of Incorporation (1)
3.2	Certificate of Designations of preferences and rights of Series B Convertible Preferred Stock (2)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
4.2	Description of Securities (3)
5	Opinion of Ravenscroft & Schmierer (4)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer, Chief Financial Officer, Secretary and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Chief Financial Officer, Secretary and Director Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

_______________________

*	Filed herewith
(1)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 14, 2022.
(2)	Incorporated by reference to the Exhibits of Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 25, 2022.
(3)	Incorporated by reference to the Exhibits of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023.
(4)	Incorporated by reference to the Exhibits of Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING RESOURCES, INC.

By:	/s/ FU Wah
Name: FU Wah
Title: Chief Executive Officer, Chief Financial Officer, Secretary and Director

Date: February 20, 2024

