Form 10-K
period 2024-03-31
OneSolution Technology Inc.
filed 2024-07-16
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56396

OneSolution Technology Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3784149
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Unit 1813, 18/F, Fo Tan Industrial Centre 26-28 Au Pui Wan Street Fo Tan, Hong Kong
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: + 852 3585 8905

King Resources, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at June 28, 2024
Common Stock, $0.0001 par value per share	5,784,167,213 shares

The aggregate market value of the 5,484,167,213 shares of Common Stock of the registrant held by non-affiliates on September 30, 2023, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $2,193,667.

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

There may be prominent risks associated with our operations being in Hong Kong and China. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the Data Security Law, and recent statements and regulatory actions by the PRC government such as those related to the use of variable interest entities, data security and anti-monopoly concerns, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong and China, accept foreign investments, or list on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong and future operations in China, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.”

ii

The recent joint statement by the U.S. Securities and Exchange Commission (“SEC”) and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the SEC adopted rules to implement the HFCAA. Pursuant to the HFCAA, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB’s inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors – The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.”

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No. 2 to the Registration Statement on Form 10 filed with the SEC on April 21, 2022.

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

There may be prominent risks associated with our operations being in Hong Kong and future operations in China. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the Data Security Law, and recent statements and regulatory actions by the PRC government such as those related to the use of variable interest entities, data security and anti-monopoly concerns, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement, The business of our subsidiary are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations.. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.”

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

We generated revenue of $70,296 and $198,816 for the years ended March 31, 2024 and 2023, respectively. We reported a net loss of $1,507,469 and $1,315,508 for the years ended March 31, 2024 and 2023, respectively. We had current assets of $107,706 and current liabilities of $3,153,293 as of March 31, 2024. As of March 31, 2023, our current assets and current liabilities were $541,460 and $2,722,831, respectively. We have prepared our consolidated financial statements for the years ended March 31, 2024 and 2023 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders.

Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions to our executive officers or existing shareholders, capital leases and short-term and long-term debts. We expect to finance future acquisitions through a combination of the foregoing. While we believe that existing shareholders and our officers and directors will continue to provide the additional cash to make acquisitions and to meet our obligations as they become due or that we will obtain external financing, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and the financial support from shareholders and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

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

Name	Position
WONG Nga Yin Polin (1)	Chief Executive Officer, Secretary, Director
FU Wah (2)	Chief Executive Officer, Secretary, Director
LAU Ping Kee	Chief Financial Officer, Director

(1) Ms. Wong joined as our Chief Executive Officer, Secretary and Director on April 12, 2024.

(2) Mr. Fu served as our Chief Executive Officer, Secretary and Director from December 15, 2021, to April 12, 2024.

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

Recent developments of the Company

On June 27, 2022, the board of directors of King Resources, Inc., a Delaware corporation, and certain stockholders holding a majority of the voting rights of our common stock approved by written consent in lieu of a special meeting the taking of all steps necessary to effect the following corporate actions:

1.	Amend the Company’s Certificate of Incorporation filed with the Delaware Secretary of State (the “Certificate of Incorporation”) to change the Company’s name to OneSolution Technology Inc.;
2	Amend the Company’s Certificate of Incorporation to increase the authorized capital stock from 6,085,000,000, consisting of 6,000,000,000 shares of common stock, par value $0.001, and 85,000,000 shares of preferred stock, to 36,100,000,000 consisting of 36,000,000,000 shares of common stock, par value $0.0001, and 100,000,000 shares of preferred stock, par value $0.0001;
3.	Elect not to be governed by Section 203 of the Delaware General Corporation Law; and
4.	Adopt the Amended and Restated Certificate of Incorporation for the purpose of consolidating the amendments to the Company’s Certificate of Incorporation and to conform the par values of the preferred stock.

On December 27, 2023, the Company filed an Amended and Restated Certificate of Incorporation effectuating all of the foregoing corporate actions. The Amended and Restated Certificate of Incorporation also confirmed the cancellation of the Series A Preferred Stock and Series B Preferred Stock.

On August 8, 2022, the Company filed a registration statement on Form S-8, which authorized the issuance of the Company’s common stock as compensation for the consultants who have provided services for the Company. On August 12, 2022, 151,515,152 shares of the Company’s common stock have been issued to the consultants.

On August 30, 2022, the Company appointed the following individuals to serve as independent directors of the Company:

Name	Age	Office(s)
Wong Kan Tat Frederick	59	Independent Director
Lo Mei Fan Pauline	52	Independent Director

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

The Company adopted an Insider Trading Compliance Program, established an audit committee, a compensation committee and a nomination and governance committee, and adopted charters to govern the governance of such audit, compensation, nomination and governance committees. The audit and compensation committees consist of Mr. Wong Kan Tat Frederick and Ms. Lo Mei Fan Pauline, our independent directors, and Mr. Lau Ping Kee, our Chief Financial Officer and Director. Mr. Lau is the chair of our audit committee and compensation committee. Our nomination and governance committee consists of Mr. Wong Kan Tat Frederick, Ms. Lo Mei Fan Pauline, and Ms. Wong Nga Yin Polin, our Chief Executive Officer, Secretary and Director. Ms. Wong is the chair of our nomination and governance committee.

The Company believes that the above actions are the first step for the Company to establish good corporate governance which could lead to corporate success and growth in the future.

Use of Capital Funds

On June 21, 2022, the Company has entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada venture capital company, pursuant to which the Investor has committed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock over a 36-month period. Pursuant to the Equity Purchase Agreement, the Investor agreed to purchase shares of the Company’s common stock that has been registered with the Securities and Exchange Commission. The Company has not yet filed the required registration statement and continues to monitor the need for an investment from the Investor.

Our Business

We operate through our wholly-owned subsidiaries Powertech Corporation Limited and OneSolution Innotech Limited, limited liability companies organized under the laws of Hong Kong. We currently provide solutions for other companies who are in the fields of developing high power, high voltage power supply and wireless charging technologies. We are currently preparing trial sales on our 65W AC-DC Type C PD chargers, USB-C multiport hub, USB-C mini hub, 65W power bank with 30,000mAh and other accessories.

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

Products and Services

Currently, all of our revenues are derived from solution services that we provide to other companies. We are currently preparing trial sales on our 65W AC-DC Type C PD chargers, USB-C multiport hub, USB-C mini hub, 65W power bank with 30,000mAh and other accessories.

We intend to offer three ultra-small power supply products as follows:

Product	Status/Anticipated Launch Date
65W AC-DC Type C PD charger product	Product currently pre-sale on Company’s online store. Expect to distribute our products to the chain stores by end of 2024
45W AC-DC dual-port Type C PD charger model product 65W AC-DC dual-port Type C PD charger model product	Anticipate to launch with mobile and tablet makers in 2024
120W AC-DC Multi-Charging outputs charger product	Anticipate to sell, distribute, and launch with high power computer and notebook manufacturers in 2024

We expect these products to become one of the world’s smallest smart power supply products.

The following are the characteristics of our power chargers:

•	Power AC-DC charger with high-end power conversion technology
•	Uses ultra-high pulse width modulation frequency
•	Intelligent voltage and current detection algorithm
•	Digital power factor correction algorithm with high frequency switching program
•	Energy efficiency meets US Class 6 AC-DC power charger standard
•	In-house developed innovative driver and controller that can solve the problem of ultra-high switching frequency
•	In-house developed PCBA heat dissipation solution
•	In-house developed circuits that can solve dependency problems
•	Power efficiency reaching 94%
•	In-house developed compact power transformer
•	Environmental design, miniaturized equipment size, reducing plastic material consumption up to 50%

Currently, we are currently preparing to launch the Powertech Corp’s own brand of smart power supply products. Meanwhile, the newly established subsidiary, OSIL, acts as distributor in Hong Kong and has concluded several partnerships with five brands. We are building up our sales channels for the following brands in retails and online store in Hong Kong and categorized the products into “Healthcare”, “Lifestyle” and “Mobility”:

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

Mobility

Powertech

The Company’s own brand “Powertech” is self-developing and distributing smart power supply products, including smart power chargers, wireless charging power banks, charging cables and Type C multi hub. These products will be launched both in local retail stores by the end of 2024. Product launch delay is due to additional efforts spent on the quality control of the third party manufacturing process and product output to ensure product safety. We hope the Powertech’s portable products could bring the users convenient in supporting the use of their mobile devices.

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

We established an IoT Technology and Lifestyle product team during the quarter ended December 31, 2023, and are in the process of developing a series of IoT home automation products. We expect to initially distribute the IoT products in Hong Kong and Southeast Asia and hope to expand to other countries as opportunities permit.

Research and Development

Powertech’s products are developed and designed in accordance with its proprietary transformer design and control algorithm. This intellectual property is the Company’s trade secret and not covered by a patent.

During the year ended March 31, 2024, our research and development expenses were mainly incurred for the maintenance cost of our product development team. We expect to allocate our research and development funding towards product innovation of smart home appliances, and the recruitment of product development talents.

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

Major Customers

During the year ended March 31, 2024, the following customer accounted for 10% or more of our total net revenues:

	Year ended March 31, 2024		March 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$70,296	100%	$–

During the year ended March 31, 2023, the following customer accounted for 10% or more of our total net revenues:

	Year ended March 31, 2023		March 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Mirum Digital Media Limited	$159,471	80%	$–

All of our major customers are located in Hong Kong and PRC. Generally, we are not a party to any long-term agreements with our customers. From time to time, we may enter into long term contracts with major customers and subcontract the performance of the contract to corresponding network partners according to the price and area.

Major Suppliers/Vendors.

During the year ended March 31, 2024, the following supplier accounted for 10% or more of the Company’s cost of revenue.

	Year ended March 31, 2024		March 31, 2024
Supplier name	Cost of revenues	Percentage of cost of revenues	Accounts payable
Xtreme Business Enterprises Limited	$42,177	100%	$–

	$42,177	100%	$–

During the year ended March 31, 2023, the following supplier accounted for 10% or more of the Company’s cost of revenue.

	Year ended March 31, 2023		March 31, 2023
Supplier name	Cost of revenues	Percentage of cost of revenues	Accounts payable
Dongguan Aires Wood Craft Co., Ltd.	$16,062	23%	$–
ASA Innovation & Technology Limited	9,074	13%	–
TLD Optoelectronic Technology Limited	17,891	25%	–

	$43,027	61%	$–

Our products are currently manufactured by third party factories located in China on a purchase order basis. We are not bound by any long-term contracts and expect to be able to work with multiple factories located in other parts of Asia as our distribution increases.

Seasonality

The market of electronic support product does not have seasonal effect.

Insurance

We maintain certain insurance in accordance with customary industry practices in Hong Kong. Under Hong Kong law, there is a requirement that all employers in the city must purchase Employee’s Compensation Insurance to cover their liability in the event that their staff suffers an injury or illness during the normal course of their work. We maintain Employee’s Compensation Insurance, office insurance and third-party risks insurance for its business purposes.

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

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

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

EMPLOYEES AND CONSULTANTS

We have the following full-time employees and consultants located at Hong Kong and the PRC as set forth below:

Executive officers	2
Operations and R&D	0
Administration staff	0
Total	2

We are required to contribute to the pension fund for all eligible employees in Hong Kong who are at least 18 but under 65 years of age. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended March 31, 2024 and 2023, the pension contributions by us were $0 and $11,574, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

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

PRC subsidiaries’ distributions to their offshore parents are required to comply with the requirements as described above.

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

REPORTS TO SECURITY HOLDERS

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and accordingly, will file current and periodic reports, proxy statements and other information with the Securities and Exchange Commission, or the Commission. Information that the Company previously publicly disclosed was made through the OTC Disclosure and News Service and are available on the OTC Markets Group’s website at www.otcmarkets.com. With respect to disclosures filed or furnished to the Commission, you may obtain copies of our prior and future reports from the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or on the SEC’s website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a relatively small number of customers. During the fiscal year ended March 31, 2024, one customer accounted for 100% of our revenues. If we were to either lose one of our major customers or have a major customer significantly reduce its volume of business with us, our business, results of operations and financial condition would be harmed unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period. Because our customers generally do not provide us with firm, long-term volume purchase commitments, our customers, including our largest customers upon whom we may become dependent, can reduce or terminate altogether their business with us at any time.

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

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

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

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer’s public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

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

Cybersecurity Breaches and other Disruptions to our Information Technology Systems

The efficient operation of our business is dependent on our information technology systems to process, transmit and store sensitive electronic data, including employee, distributor and customer records, and to manage and support our business operations and manufacturing processes. The secure maintenance of this information is critical to our operations. Despite our security measures, our information technology system may be vulnerable to attacks by hackers or breaches due to errors or malfeasance by employees and others who have access to our system, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters. Any such event could compromise our information technology systems, expose our customers, distributors and employees to risks of misuse of confidential information, impair our ability to effectively and timely operate our business and manufacturing processes, and cause other disruptions, which could result in legal claims or proceedings, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our results of operations and competitive position.

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

Under U.S. federal securities legislation, our common stock will constitute "penny stock". Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our insiders beneficially own a significant portion of our stock, and accordingly, may have control over stockholder matters, our business and management.

As of the date of this report, Fu Wah, our former Chief Executive officer and director, and Silver Bloom Properties Limited, our major stockholder, collectively beneficially own 2,835,820,896 shares of our common stock, or approximately 49% of our issued and outstanding shares of common stock. As a result, our insiders team will have significant influence to:

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

Though not now, in the future we may become subject to Delaware’s business combination law which prohibits certain business combinations between Delaware corporations and "interested stockholders" for three years after the "interested stockholder" first becomes an "interested stockholder," unless the corporation’s board of directors approves the combination in advance. For purposes of Delaware law, an "interested stockholder" is any person who is the beneficial owner, directly or indirectly, of fifteen percent or more of the voting power of the outstanding voting shares of the corporation. A corporation is subject to Delaware’s business combination law if it has more than 2000 stockholders or has its securities listed on a national securities exchange. The effect of Delaware’s business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy.

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is aligned to the Company’s business strategy. It shares common methodologies, reporting channels and governance processes that apply to the other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our cybersecurity risk management program include:

•	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•	a security team principally responsible for managing our cybersecurity risk assessment processes and our response to cybersecurity incidents;
•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security procedures;
•	training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and procedures;
•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•	a third-party risk management process for service providers, suppliers, and vendors.

In the last two fiscal years, the Company has not experienced any material cybersecurity incidents. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors - “Cybersecurity Breaches and other Disruptions to our Information Technology Systems”, which is incorporated by reference into this Item 1C.

Cybersecurity Governance

The Board regularly receives reports from our executive officers and third parties on cybersecurity matters. In addition, the Board receives reports addressing cybersecurity as part of our overall enterprise risk management program and to the extent cybersecurity matters are addressed in regular business updates.

Management is responsible for developing cybersecurity programs, including as may be required by applicable law or regulation. These individuals’ expertise in IT and cybersecurity generally has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience. They are informed by their respective cybersecurity teams about, and monitor, the prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above.

ITEM 2. Properties.

Our corporate and executive office is located at Unit 1813, 18/F, Fo Tan Industrial Centre, 26-28 Au Pui Wan Street, Fo Tan, Hong Kong, telephone number +852 3585 8905. We are party to an office rental agreement at a monthly rate of $3,469, with a term of 6 months expiring August 21, 2024.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “KRFG”. As of June 6, 2024, the last closing price of our securities was $0.0002.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended March 31, 2024:
Fourth Quarter	$0.0006	$0.0002
Third Quarter	$0.0007	$0.0002
Second Quarter	$0.0005	$0.0002
First Quarter	$0.0006	$0.0002

Fiscal year ended March 31, 2023:
Fourth Quarter	$0.0007	$0.0003
Third Quarter	$0.0010	$0.0004
Second Quarter	$0.0017	$0.0009
First Quarter	$0.0047	$0.0008

(b)  Approximate Number of Holders of Common Stock

As of June 28, 2024, there were approximately 1,006 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the years reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

The information required pursuant to Item 201(d) of Regulation S-K (17 CFR 229.201) is included in Item 12 of this Annual Report and incorporated herein by reference.

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6.  RESERVED.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended March 31, 2024 and 2023. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

We are currently at the market introduction phase as we are preparing to launch our first batch of smart chargers to the market. For the years ended March 31, 2024 and 2023, we reported a net loss of $1,507,469 and $1,315,508, respectively. As of March 31, 2024, we had current assets of $107,706 and current liabilities of $3,153,293. As of March 31, 2023, we had current assets of $541,460 and current liabilities of $2,722,831.

Our financial statements for the years ended March 31, 2024 and 2023 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

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

Results of Operations

Comparison of the fiscal years ended March 31, 2024 and 2023

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended March 31,
	2024	2023
Revenue, net	$70,296	$198,816
Cost of revenue	(42,177)	(70,275)
Gross profit	28,119	128,541
Operating expenses:
Research and development expenses	(142,353)	(259,502)
Sales and marketing expenses	(183,428)	(355,920)
General and administrative expenses	(312,252)	(529,578)
Loss from operation	(609,914)	(1,016,459)
Other expense, net	(897,555)	(299,049)
Loss before income taxes	(1,507,469)	(1,315,508)
Income tax expense	–	–
Net loss	$(1,507,469)	$(1,315,508)

Revenue

During the year ended March 31, 2024, the following customers accounted for 10% or more of our total net revenues:

	Year ended March 31, 2024		March 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$70,296	100%	$–

During the year ended March 31, 2023, the following customers accounted for 10% or more of our total net revenues:

	Year ended March 31, 2023		March 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Mirum Digital Media Limited	$159,471	80%	$–

Cost of Revenue

Cost of revenue for the years ended March 31, 2024 and 2023, was $42,177 and $70,275, respectively. The decrease was primarily attributable to a decrease in the labor cost and cost of goods sold, as prior year we incurred cost of selling of goods and labor cost for research projects, during 2024 we only incurred labor cost for consultancy service.

Gross Profit

We achieved a gross profit of $28,119 and $128,541 for the years ended March 31, 2024 and 2023, respectively. The decrease in gross profit was attributable to a decrease in revenue from our research businesses which contributes a higher margin.

Research and Development Expenses (“R&D”)

Research and development expenses was $142,353 and $259,502 for the years ended March 31, 2024 and 2023, respectively. The decrease in expenses was primarily attributable to the decrease in R&D activity associated with our smart chargers, power banks and IoT products development.

Sales and Marketing Expenses

Sales and marketing expenses was $183,428 and $355,920 for the years ended March 31, 2024 and 2023, respectively. The expenses primarily include consulting fees incurred in relation to public relations. The decrease in expenses was primarily attributable to the decrease in promotional expense and due to some service contracts ended with no renewal.

General and Administrative Expenses (“G&A”)

General and administrative expenses was $312,252 and $529,578 for the years ended March 31, 2024 and 2023, respectively. These expenses primarily include personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses decreased by approximately $217,326 for the year ended March 31, 2024 from $529,578 for the year ended March 31, 2023. The decrease was primarily attributable to the decrease in professional fees and salaries.

Other expense, net

Other expense, net was $897,555 and $299,049 for the years ended March 31, 2024 and 2023, respectively. The increase was attributable to amortization and write off of deferred financing cost on commitment shares issued for capital funding offset by interest income.

Income Tax Expense

No income tax expense incurred during the year ended March 31, 2024 and 2023.

Net loss

As a result of the above, we reported net loss of $1,507,469 for the year ended March 31, 2024, as compared to $1,315,508 for the year ended March 31, 2023. The increase in net loss was mainly attributable to the increase in the finance charges offset by decrease in overall expenses such as R&D expenses, sales and marketing expenses and G&A expenses as mentioned above.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the years ended March 31, 2024 and 2023.

	Years ended March 31,
	2024	2023
Net cash used in operating activities	$(284,789)	$(180,808)
Net cash used in investing activities	–	(2,216)
Net cash provided by financing activity	286,341	165,549

Net Cash Used In Operating Activities

For the year ended March 31, 2024, net cash used in operating activities was $284,789, which consisted primarily of a net loss of $1,507,469, an increase in accrued liabilities and other payables of $14,381 and a decrease of lease liabilities of $34,509, offset by an decrease in deposits, prepayments and other receivables of $8,821, and decrease in accounts receivable of $19,078, an increase in accrued consulting and service fee of $132,000, and an increase in accounts payable of $59,212, plus non-cash items such as, depreciation of $35,400, amortization of $4,499, non-cash lease expenses of $761, amortization and write-off of deferred financing expenses of $897,799 and share issued for services rendered of $114,000.

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

Net Cash Used In Investing Activities

For the year ended March 31, 2024, no cash generated from investing activities.

For the year ended March 31, 2023, net cash used in investing activities was $2,216, which consisted of purchase of property and equipment.

Net Cash Provided by Financing Activity

For the year ended March 31, 2024, net cash provided by financing activity was $286,341, which consisted of advances from related parties.

For the year ended March 31, 2023, net cash provided by financing activity was $165,549, which consisted of advances from related parties.

Working Capital

As of March 31, 2024, we had cash and cash equivalents of $1,556, deposits, prepayments and other receivables of $106,150.

As of March 31, 2023, we had cash and cash equivalents of $4,911, accounts receivable of $19,078, deferred financing expenses of $402,500, deposits, prepayments and other receivables of $114,971.

As of March 31, 2024 and 2023, we had working capital deficit of $3,045,587 and $2,181,371, respectively.

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

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund our initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2025 to be significantly higher than 2024. As of March 31, 2024, we had an accumulated deficit of $9,391,470. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management’s subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to consolidated financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following accounting policies are critical in the preparation of our consolidated financial statements.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2024 and 2023, there was no allowance for doubtful accounts.

•	Deferred financing costs

In accordance with ASC 835-20 Interest, Capitalization of Interest, costs related to the issuance of debt, including costs incurred for revolving credit facilities which is considered to be applicable to the commitment shares for an equity purchase agreement, are deferred and recorded as an asset on the balance sheet. In accordance with ASC 310 -20 Receivables, Nonrefundable Fees and Other Costs, these deferred financing costs are amortized to interest expense over the life of the related debt instrument.

The Company regularly reviews the carrying value of the deferred financing costs to determine whether there are any events or changes in circumstances that may indicate impairment. If such events or changes in circumstances are present, the Company assesses the recoverability of the deferred financing costs by comparing the carrying amount of the asset to the future unamortized interest expense that the asset is expected to offset. If the carrying amount of the deferred financing costs exceeds this amount, the Company recognizes an impairment loss equal to the difference.

Amortization expense for the 12 months ended March 31, 2024 and 2023 were $402,500 and $309,701, respectively.

Impairment of deferred finance costs for the 12 months ended March 31, 2024 and 2023 were $495,299 and $nil, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years ended March 31, 2024 and 2023.

•	Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company’s adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

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

For sale of goods, revenue is recognized from the sale of products upon delivery to the customers at a point in time, when the title and risk of loss are fully transferred to the customers.

The Company’s services revenue is derived from performing the research and development and technology development for the customers under fixed-price contracts. Revenue is recognized at a point in time upon completion of the service.

Costs incurred in connection with sales of goods, are included in cost of revenue which consist primarily of costs associated with the goods sold.

Costs incurred in connection with the research and development, are included in cost of revenue. Product development costs charged to billable projects are recorded as cost of revenue, which consist primarily of costs associated with personnel, supplies and materials.

Costs incurred in connection with the technology service agreement, are included in cost of revenue which consist primarily of costs associated with labor cost.

•	Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia

Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

KING RESOURCES, INC.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of King Resources, Inc. and its subsidiaries (the ‘Company’) as of March 31, 2024 and 2023, and the related consolidated statement of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended March 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company incurred a net loss of $1,507,469 and suffered from a working capital deficit of $3,045,587 as of March 31, 2024. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and external financing to enable the Company to meet its obligations as they become due. However, there can be no assurance on the success of securing such funding and on terms satisfactory to the Company.

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

Deferred Financing Expenses

As described in Note 2 to the financial statements, the Company applies Accounting Standards Codification (ASC) Topic 835-20, Interest, Capitalization of Interest and Accounting Standards Codification (ASC) Topic 310-20, Receivables, Nonrefundable Fees and Other Costs in accounting for its deferred financing costs. We assessed the capitalization of the asset and the subsequent measurement as a critical audit matter in relation to the complexity and judgment involved in applying ASC 835 and ASC 310 to the Company’s accounting for the deferred financing costs.

Our audit procedures to assess the above, among others, included:

1.	Inspection of the equity purchase agreement with a Venture Capitalist (“VC”), hereafter referred to as the “EPA” to understand the underlying terms of the agreement and document salient aspects of extracts from the agreement;

2.	Understanding and evaluating the Company’s capitalization of the deferred financing costs (costs of commitment shares issued) in relation to ASC 835;

3.	Understanding and evaluating the Company’s subsequent measurement of the deferred financing costs (costs of commitment shares issued) in relation to ASC 310;

4.	Performance of a background check on the VC to determine if there are any identified issues which give rise to a financial or business risk, including whether related party relationship has arisen;

5.	Reperformance of the calculation of the cost of the commitment shares and agree the inputs of the calculation to the relevant underlying supporting agreements and reliable sources of information;

6.	Obtaining the schedule of the deferred financing costs from management and ensuring that the key data of the calculation have been input into the calculation accurately and tested the mathematical accuracy of the schedule;

7.	Assessment of the remaining balance of the deferred financing costs (at financial year end, March 31, 2024) for impairment by having discussion with management on the rationale and verifying the considerations against the criteria as included in the EPA to determine appropriateness of the conclusion that the future benefits to be derived from the asset over the remaining term of the EPA was remote.

8.	Ascertaining that the impairment had been accounted for correctly;

9.	Considering consistency of evidence obtained in other areas of the audit;

10.	Assessment of the adequacy of the Company’s disclosures related to deferred financing costs;

We determined that there were no other critical audit matters.

/s/ J&S Associate PLT

(Formerly known as J & S Associate)

Certified Public Accountants

Firm ID: 6743

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

16 July, 2024

KING RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$1,556	$4,911
Accounts receivable	–	19,078
Deferred financing expenses	–	402,500
Prepayment to suppliers	83,926	94,220
Deposits, and other receivables	22,224	20,751

Total current assets	107,706	541,460

Non-current assets:
Property and equipment	2,524	5,095
Deferred financing expenses	–	495,299
Right-of-use assets	–	32,705
Intangible assets	10,486	14,937

Total non-current assets	13,010	548,036

TOTAL ASSETS	$120,716	$1,089,496

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued liabilities and other payables	$241,158	$253,942
Accrued consulting and service fee	432,000	300,000
Advance received from customer	287,567	286,639
Amounts due to related parties	2,192,568	1,848,612
Lease liabilities	–	33,638

Total current liabilities	3,153,293	2,722,831

Non-current liability:
Lease liabilities	–	–

TOTAL LIABILITIES	3,153,293	2,722,831

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.0001, 100,000,000 shares authorized, 35,000,000 shares designated as of March 31, 2024 and 2023	–	–
Preferred Stock, Series C, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding at March 31, 2024 and 2023, respectively	30,000	30,000
Common stock, par value $0.0001, 36,000,000,000 shares authorized, 5,634,167,213 and 5,484,167,213 shares issued and outstanding at March 31, 2024 and 2023, respectively	563,417	548,417
Common stock to be issued	15,000	–
Additional paid-in capital	5,750,885	5,666,885
Accumulated other comprehensive (loss) income	(409)	5,364
Accumulated deficit	(9,391,470)	(7,884,001)

Stockholders’ deficit	(3,032,577)	(1,633,335)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$120,716	$1,089,496

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2024	2023

Revenue, net	$70,296	$198,816
Cost of revenue	(42,177)	(70,275)

Gross profit	28,119	128,541

Operating expenses:
Research and development expenses	(142,353)	(259,502)
Sales and marketing expenses	(183,428)	(355,920)
General and administrative expenses	(312,252)	(529,578)
Total operating expenses	(638,033)	(1,145,000)

Loss from operation	(609,914)	(1,016,459)

Other income (expense):
Interest expenses	(897,943)	(309,701)
Interest income	5	40
Inventory impairment loss	–	(751)
Subsidy income	–	9,186
Sundry income	383	2,177
Total other expense, net	(897,555)	(299,049)

LOSS BEFORE INCOME TAXES	(1,507,469)	(1,315,508)

Income tax expense	–	–

NET LOSS	(1,507,469)	(1,315,508)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) gain	(5,773)	7,471

COMPREHENSIVE LOSS	$(1,513,242)	$(1,308,037)

Net loss per share – Basic and Diluted*
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

Weighted average outstanding shares
– Basic	5,503,071,323	5,306,357,404
– Diluted#	8,503,071,323	8,306,357,404

*	Less than $0.001
#	Subject to the increase in authorized capital

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,507,469)	$(1,315,508)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,400	41,621
Amortization	4,499	4,490
Non-cash lease expenses	761	2,678
Amortization of deferred financing expenses	897,799	309,701
Share issued for services rendered	114,000	200,000

Change in operating assets and liabilities:
Accounts receivable, related party		–
Accounts receivable	19,078	(19,078)
Inventories	–	17,617
Deposit, prepayments and other receivables	8,821	(56,183)
Accrued liabilities and other payables	(14,381)	375,189
Accounts payable	59,212	–
Accrued consulting and service fee	132,000	300,000
Right-of-use assets and lease liabilities	(34,509)	(41,335)

Net cash (used in) operating activities	(284,789)	(180,808)

Cash flows from investing activities:
Purchase of property and equipment	–	(2,216)

Net cash used in investing activities	–	(2,216)

Cash flows from financing activities:
Advances from related parties	286,341	165,549

Net cash provided by financing activities	286,341	165,549

Foreign currency translation adjustment	(4,907)	7,522

Net change in cash and cash equivalents	(3,355)	(9,953)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,911	14,864

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,556	$4,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–
Lease obligation and Right-of-use asset	$–	$33,638

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series C Preferred stock		Common stock		Common stock to be issued		Additional	Accumulated other compre- hensive		Total stock-
	No. of		No. of		No. of		paid-in	income	Accumulated	holders’
	shares	Amount	shares	Amount	shares	Amount	capital	(loss)	losses	deficit

Balance as of April 1, 2022	30,000,000	$30,000	4,807,802,061	$480,781	–	$–	$4,327,021	$(2,107)	$(6,568,493)	$(1,732,798)
Commitment share issued	–	–	525,000,000	52,500	–	–	1,155,000	–	–	1,207,500
Share issued for services rendered	–	–	151,515,152	15,151	–	–	184,849	–	–	200,000
Cancellation of shares with error	–	–	(150,000)	(15)	–	–	15	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	7,471	–	7,471
Net loss for the year	–	–	–	–	–	–	–	–	(1,315,508)	(1,315,508)
Balance as of March 31, 2023	30,000,000	$30,000	5,484,167,213	$548,417	–	$–	$5,666,885	$5,364	$(7,884,001)	$(1,633,335)

Share issued for services rendered	–	–	150,000,000	15,000	150,000,000	15,000	84,000			114,000
Foreign translation adjustment	–	–	–	–	–	–	–	(5,773)	–	(5,773)
Net loss for the year	–	–	–	–	–	–	–	–	(1,507,469)	(1,507,469)
Balance as of March 31, 2024	30,000,000	$30,000	5,634,167,213	$563,417	150,000,000	$15,000	$5,750,885	$(409)	$(9,391,470)	$(3,032,577)

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

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

•	Allowance for Expected Credit Losses

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets.  The Company’s allowance for expected credit loss estimates the amount of expected future credit losses by analyzing accounts receivables balance by age and applying historical write off and collection experience.  The Company’s estimate separately considers macroeconomics trends, specific circumstances and credit conditions of customer receivables.  Account balances are written off against the allowance when it is determined the receivable will not be recovered.

•	Basis of consolidation

The consolidated financial statements include the accounts of KRFG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Stock based compensation

The Company accounts for non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to non-employees to be recognized in the financial statements based on their fair values as at date that the service is provided. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the years ended March 31, 2024 and 2023, the Company operates in one reportable operating segment in Hong Kong.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2024 and 2023, there was no allowance for doubtful accounts.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the years ended March 31, 2024 and 2023.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years ended March 31, 2024 and 2023.

•	Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company’s adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

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

For sale of goods, revenue is recognized from the sale of products upon delivery to the customers at a point in time, when the title and risk of loss are fully transferred to the customers.

The Company’s services revenue is derived from performing the research and development and technology development for the customers under fixed-price contracts. Revenue is recognized at a point in time upon completion of the service.

Costs incurred in connection with sales of goods, are included in cost of revenue which consist primarily of costs associated with the goods sold.

Costs incurred in connection with the research and development, are included in cost of revenue. Product development costs charged to billable projects are recorded as cost of revenue, which consist primarily of costs associated with personnel, supplies and materials.

Costs incurred in connection with the technology service agreement, are included in cost of revenue which consist primarily of costs associated with labor cost.

•	Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the years ended March 31, 2024 and 2023, the Company received government subsidies of $0 and $9,186, which are recognized as subsidy income in the consolidated statements of operations.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended March 31, 2024 and 2023.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Year-end HKD:US$ exchange rate	0.1278	0.1274
Annualized average HKD:US$ exchange rate	0.1278	0.1276

•	Comprehensive income

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

In accordance with ASC 835-20 Interest, Capitalization of Interest, costs related to the issuance of debt, including costs incurred for revolving credit facilities which is considered to be applicable to the commitment shares for an equity purchase agreement, are deferred and recorded as an asset on the balance sheet. In accordance with ASC 310 -20 Receivables, Nonrefundable Fees and Other Costs, these deferred financing costs are amortized to interest expense over the life of the related debt instrument.

The Company regularly reviews the carrying value of the deferred financing costs to determine whether there are any events or changes in circumstances that may indicate impairment. If such events or changes in circumstances are present, the Company assesses the recoverability of the deferred financing costs by comparing the carrying amount of the asset to the future unamortized interest expense that the asset is expected to offset. If the carrying amount of the deferred financing costs exceeds this amount, the Company recognizes an impairment loss equal to the difference.

Amortization expense for the 12 months ended March 31, 2024 and 2023 were $402,500 and $309,701, respectively.

Impairment of deferred finance costs for the 12 months ended March 31, 2024 and 2023 were $495,298 and $nil, respectively.

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

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $9,391,470 as at March 31, 2024. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst the management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 4 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of March 31,
	2024	2023

Office equipment	$12,007	$15,706
Furniture and fixtures	15,667	12,037
Computer equipment	26,939	26,999
Foreign translation difference	177	(129)
	54,790	54,613
Less: accumulated depreciation	(52,106)	(49,637)
Less: foreign translation difference	(160)	119
	$2,524	$5,095

Depreciation expense for the years ended March 31, 2024 and 2023 were $2,588 and $2,319, respectively.

NOTE – 5 INTANGIBLE ASSETS

As of March 31, 2024 and 2023, intangible assets consisted of the following:

	Useful life	March 31, 2024	March 31, 2023
At cost:
Website development cost	5 years	$21,147	$21,352
Trademarks	10 years	2,545	2,552
Less: accumulated amortization		(13,254)	(8,799)
Foreign translation adjustment		48	(168)
		$10,486	$14,937

During the year ended March 31, 2024, amortization of intangible assets was $4,499. During the year ended March 31, 2023, there was amortization of intangible assets of $4,490.

As of March 31, 2024, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Year ending March 31:	Amount
2025	$4,498
2026	4,498
2027	255
2028	255
2029	255
Thereafter	725
Total	$10,486

NOTE – 6 AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances for working capital purpose. The amounts are from the Company’s shareholders and their controlling companies, which were unsecured, interest-free and repayable on demand. The related parties balance was $2,192,568 and $1,848,612, as of March 31, 2024 and 2023, respectively.

NOTE –7 LEASE

As of March 31, 2024, the operating lease entered into by the Company with a lease term of 2 years commencing from February 22, 2022 had come to an end.

Right of use assets and lease liability – right of use are as follows:

	As of March 31,
	2024	2023

Right-of-use assets	$–	$32,705

The lease liability – right of use is as follows:

	As of March 31,
	2024	2023

Current portion	$–	$33,638

Total	$–	$33,638

The weighted average discount rate for the operating lease is 5%.

During the year ended March 31, 2024 and 2023, there was lease interest expense of $761 and $2,678 respectively.

NOTE – 8 DEFERRED FINANCING COST, NET

Deferred financing cost, net is as follows:

	March 31, 2024	March 31, 2023

Deferred financing cost	$1,207,500	$1,207,500
Less: impairment of deferred finance cost	(495,298)	–
Less: amortization	(712,202)	(309,701)
Deferred financing cost, net	$–	$897,799

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

Amortization expense for the 12 months ended March 31, 2024 and 2023 were $402,500 and $309,701, respectively.

Impairment of deferred finance costs for the 12 months ended March 31, 2024 and 2023 were $495,298 and $nil, respectively.

NOTE – 9 STOCKHOLDERS’ DEFICIT

The Company is authorized to issue two classes of capital stock, up to 36,100,000,000 shares.

The Company is authorized to issue 100,000,000 shares of preferred stock, with a par value of $0.0001. The Company has one class of Preferred Stock designated with 50,000,000 shares authorized as Series C Preferred Stock, with a par value of $0.001 per share.

The Company is authorized to issue 36,000,000,000 shares of common stock, with a par value of $0.0001.

On December 27, 2023, the Company filed an Amended and Restated Certificate of Incorporation effectuating all of the foregoing corporate actions. The Amended and Restated Certificate of Incorporation also confirmed the cancellation of the Series A Preferred Stock and Series B Preferred Stock. The Company amended the Company’s Certificate of Incorporation to increase the authorized capital stock from 6,085,000,000, consisting of 6,000,000,000 shares of common stock, par value $0.001, and 85,000,000 shares of preferred stock, to 36,100,000,000 consisting of 36,000,000,000 shares of common stock, par value $0.0001, and 100,000,000 shares of preferred stock, par value $0001.

Series C Preferred Stock

The Company has designated 50,000,000 shares of Series C Preferred Stock. Each one share of Series C Convertible Preferred Stock converts into 100 shares of common stock of the Company at the election of the holder, subject to equitable adjustments.

As of March 31, 2024 and 2023, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

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

On February 14, 2024, the Company issued 150,000,000 shares of its common stock to settle the consulting and service fee to consultants who provided the services to the Company.

As of March 31, 2024 and 2023, the Company had a total of 5,634,167,213 shares and 5,484,167,213 shares of common stock issued and outstanding, respectively. As of March 31, 2024, the Company had 150,000,000 shares of common stock to be issued and subsequently issued on April 12, 2024.

NOTE – 10 NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years ended March 31, 2024 and 2023:

	Years ended March 31,
	2024	2023

Net loss attributable to common shareholders	$(1,507,469)	$(1,315,508)

Weighted average common shares outstanding:
– Basic	5,503,071,323	5,306,357,404
– Diluted	8,503,071,323	8,306,357,404

Net loss per share:
– Basic#	$(0.00)	$(0.00)
– Diluted#	$(0.00)	$(0.00)

____________________

#	Less than $0.001

NOTE – 11 INCOME TAX

For the years ended March 31, 2024 and 2023, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended March 31,
	2024	2023
Tax jurisdiction from:
- Local	$(1,148,669)	$(572,551)
- Foreign, including
British Virgin Islands	(254,779)	(506,057)
Hong Kong	(104,021)	(236,900)

Loss before income taxes	$(1,507,469)	$(1,315,508)

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

KRFG is registered in the State of Delaware and is subject to tax laws of the United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act revised the U.S. corporate income tax rate to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the years presented.

As of March 31, 2024, the operations in the United States of America incurred $1,901,002 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $399,210 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended March 31, 2024 and 2023 is as follows:

	Years ended March 31,
	2024	2023

Loss before income taxes	$(104,021)	$(236,900)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(17,163)	(39,089)
Tax effect of non-deductible items	1,169	1,229
Tax effect of non-taxable items	(301)	(2,207)
Valuation allowance	16,295	40,067
Income tax expense	$–	$–

As of March 31, 2024, the operations in Hong Kong incurred $1,897,554 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $313,096 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2024 and 2023:

	As of March 31,
	2024	2023

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$399,210	$157,990
Hong Kong tax regime	313,096	295,848
Less: valuation allowance	(712,306)	(453,838)
Deferred tax assets, net	$–	$–

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

For the years ended March 31, 2024 and 2023, the Company received free services from admin and finance staff, where these staff are paid by related party companies.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE – 13 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended March 31, 2024, there was a customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $70,296 with $0 accounts receivable at March 31, 2024.

For the year ended March 31, 2023, there was a customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 80% of the Company’s revenue amounting to $159,471 with $0 accounts receivable at March 31, 2023.

(b)	Major vendors

For the year ended March 31, 2024, there was a single vendor exceeding 10% of the Company’s cost of revenue. These vendors accounted for 100% of the Company’s cost of revenue amounting to $42,177 with $0 accounts payable at March 31, 2024.

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

The present global economic climate with rising global tensions, rising costs and fuel shortage could potentially escalate and result in global inflation that may also impact the Company’s business, financial condition, and results of operations.

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

NOTE – 14 COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, the Company had 150,000,000 shares of common stock to be issued to settle the consulting and service fee to consultants who provided the services to the Company. The shares were issued on April 12, 2024. The Company has no material commitments or contingencies.

NOTE – 15 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024, up through the date the Company issued the audited consolidated financial statements.

On April 12, 2024, the Company issued 150,000,000 shares of its common stock to settle the consulting and service fee to consultants who provided the services to the Company.

Effective April 12, 2024, Fu Wah resigned from his positions as the Chief Executive Officer, Secretary and Director of the Company. Concurrently therewith, Wong Nga Yin Polin was appointed to serve as the new Chief Executive Officer, Secretary and Director of the Company.

The Company had no other material recognizable subsequent events since March 31, 2024.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that they were not effective as of March 31, 2024. Management has mitigated this risk by the engagement of an external consultant to ascertain compliance with the regulatory reporting requirements.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation,  our management concluded that our internal control over financial reporting was not effective as of March 31, 2024, as a result of the following material weaknesses:

•	Because of the Company’s limited resources, there are limited controls over information processing.
•	There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of two persons, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.
•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. Management has mitigated this risk by the engagement of an external consultant.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal year that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

During the year ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position
FU Wah	55	Chief Executive Officer, Secretary and Director
WONG Nga Yin Polin	44	Chief Executive Officer, Secretary and Director
LAU Ping Kee	74	Chief Financial Officer and Director
WONG Kan Tat Frederick	59	Independent Director
LO Mei Fan Pauline	52	Independent Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Mr. FU Wah, age 53, was appointed to serve as our Chief Executive Officer, Secretary and director on December 15, 2021. Mr. Fu has served as the Chief Executive Officer of Powertech Corporation Limited, a Hong Kong company, since 2014. Prior to that time, Mr. Fu served as the General Manager of Max Infosystems (Hong Kong) Ltd., a Hong Kong company, from 2001 to 2003 and 2005 to 2013, respectively. Mr. Fu is a technopreneur with more than 15 years of extensive experience in Integrated Supply Chain Management and Solutions, and Microsoft licensing program. Mr. Fu established the team for Power Technology research and development, developing high-efficient and high-power density of AC/DC power solution with the proprietary power conversion technology. He also involved with a research project in indoor location and object tracking. He has extensive knowledge and experience in IoT and Smart City solutions and applications. Mr. Fu graduated from Ottawa University with a Bachelor Degree in Business Administration in 1999, and obtained his Master Degree from Hong Kong University of Science and Technology (“HKUST”) in Technology Management of IT Management in 2006. Mr. Fu brings to the Board his extensive experience in ultra-small high power chargers and its applications. Fu Wah resigned as our Chief Executive Officer, Secretary and Director on April 12, 2024.

Wong Nga Yin Polin, age 44, was appointed to serve as our Chief Executive Officer, Secretary and Director on April 12, 2024. Ms. Wong is currently the Business Development Manager of Marvel Digital Limited, a subsidiary of Marvion, Inc. (MVNC: OTC PK). From September 2021 to March 2023, she served as the Business Development Manager of Xtreme Business Enterprises Limited where she conducted research in glasses-free 3D display technologies. Ms. Wong was the Business Development Manager of Marvel Research Limited from April 2018 to August 2021 where she conducted research in glasses-free 3D display technologies. From August 2016 to March 2018, she served as the Project Associate of the State Key Laboratory of Ultraprecision Machining Technology at the Hong Kong Polytechnic University. From July 2015 to 2016, she was the research assistant at the same lab. From January 2003 to March 2013, Ms. Wong served as the Assistant Project Engineer and Project Engineer at Forexim (H.K.) Ltd. Ms. Wong received her Master of Science in Engineering (Mechanical Engineering) and Bachelor of Engineering (Mechanical Engineering) from the University of Hong Kong in 2013 and 2002, respectively. Ms. Wong brings to our Board her deep experience in research of 3d imaging and display technologies.

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

Board Committees

The Company adopted an Insider Trading Compliance Program, established an audit committee, a compensation committee and a nomination and governance committee, and adopted charters to govern the governance of such audit, compensation, nomination and governance committees on August 30, 2022. The audit and compensation committees consist of Mr. Wong Kan Tat Frederick and Ms. Lo Mei Fan Pauline, our independent directors, and Mr. Lau Ping Kee, our Chief Financial Officer and Director. Mr. Lau is the chair of our audit committee and compensation committee. Our nomination and governance committee consists of Mr. Wong Kan Tat Frederick, Ms. Lo Mei Fan Pauline, and Ms. Wong Nga Yin Polin, our Chief Executive Officer, Secretary and Director. Ms. Wong is the chair of our nomination and governance committee. Mr. Wong Kan Tat Frederick is an independent director who qualifies as an “audit committee financial expert” as our business operations mature.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended March 31, 2024 and 2023, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on March 31, 2024, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on March 31, 2024.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
WONG Nga Yin Polin	2024	–	–	–	–	–	–	–	$–
CEO, Secretary and Director (1)
FU Wah	2024	–	–	–	–	–	–	–	$–
CEO, Secretary and Director (2)	2023	21,815	–	–	–	–	–	–	$21,815
LAU Ping Kee	2024	–	–	–	–	–	–	–	$–
CFO and Director (3)	2023	–	–	–	–	–	–	–	$–

______________

(1) Ms. Wong joined as our Chief Executive Officer, Secretary and Director on April 12, 2024.

(2) Mr. Fu served as our Chief Executive Officer, Secretary and Director from December 15, 2021, to April 12, 2024.

(3) Mr. Lau joined us as our Chief Financial Officer and Director on December 15, 2021.

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

Equity Awards

Except for the 30,000,000 shares of Series C Preferred Stock outstanding, there are no unvested options, warrants or convertible securities outstanding. Each one share of Series C Convertible Preferred Stock converts into 100 shares of common stock of the Company at the election of the holder, subject to equitable adjustments.

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

Director Compensation

During our fiscal year ended March 31, 2024, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended March 31, 2024, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 31, 2024. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Wong Nga Yin Polin

Lau Ping Kee

Wong Kan Tat Frederick

Lo Mei Fan Pauline

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 28, 2024, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

	Common Stock Beneficially Owned		Series C Preferred Stock Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series C Preferred Equity (1)
WONG Nga Yin Polin	–	–	–	–
LAU Ping Kee	–	–	–	–
All executive officers and directors as a Group (2 persons)	–	–	–	–

5% or Greater Stockholders:
Silver Bloom Properties Limited (3)	2,126,865,672	37.770%	–	–
TRX Fundco Inc. (4)	875,000,000	15.128%	–	–
FU Wah (2)	708,955,224	12.257%	–	–
Lee Ying Chiu Herbert (5)	–	–	30,000,000	100%
All 5% or Greater Stockholders	3,710,820,896	65.155%	30,000,000	100%

________________

(1)	Applicable percentage ownership is based on 5,784,167,213 shares of common stock outstanding as of June 28, 2024, together with securities exercisable or convertible into shares of common stock within 60 days of June 28, 2024. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of June 28, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Fu Wah served as our Chief Executive Officer, Secretary and director from December 15, 2021,to April 12, 2024.
(3)	Lung Yuen is the sole shareholder and director of Silver Bloom Properties Limited.
(4)	Kevin Price is the Chief Executive Officer of TRX Fundco Inc.
(5)	Lee Ying Chiu Herbert holds 30,000,000 shares of our Series C Preferred Stock. Each one share of Series C Preferred Stock converts into 100 shares of common stock of the Company at the election of the holder, subject to equitable adjustments.

Background of the 2022 Plan

On August 8, 2022, the board of directors of the Company approved the King Resources Inc. 2022 Stock Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the grant of awards to eligible employees, directors, consultants, independent contractors, and advisors in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards or dividend equivalents (each, an award).

Summary of the 2022 Plan

The principal terms of the 2022 Plan are summarized below. This summary is not a complete description of the 2022 Plan, and it is qualified in its entirety by reference to the complete text of the 2022 Plan document which is attached as Exhibit 10.2 hereto.

Shares Available for Issuance

We reserved 533,000,000 Shares to be issued under the 2022 Plan (plus certain other Shares related to awards which are forfeited, repurchased or used to satisfy the exercise price or tax withholding on an award). The number of Shares reserved for grant and issuance under the 2022 Plan increases automatically on April 1 of each of the ten (10) financial years during the term of the Plan following August 5, 2022, by a number of Shares equal to the lesser of (i) 2.5% of the number of shares of Common Stock issued and outstanding on each March 31 immediately prior to the date of increase or (ii) such number of Shares determined by the Board; provided, however, that such limitation may be increased subject to approval by the Company’s stockholders (the “Evergreen Feature”).

The 2022 Plan authorizes the award of RSUs, stock options, RSAs, RSU’s, SARs, performance awards and other stock based awards and dividend equivalents (each as more fully described below). No person will be eligible to receive more than 300,000,000 Shares in any 12 month period under the 2022 Plan. The maximum fair market value, as determined on the date of grant, of Awards granted for services as a Director during any twelve (12)-month period shall not exceed $2,000,000. Any awards in Shares or cash that are made outside of the 2022 Plan and permitted by applicable listing requirements are not subject to these limitations.

Administration

The 2022 Plan is administered by our Compensation Committee of the Board or such other committee, if any, that may be designated by the Board to administer the Plan (the “Administrator”). The Administrator has the authority to construe and interpret the 2022 Plan, select participants and grant awards, and make all other determinations necessary or advisable for the administration of the 2022 Plan. The Committee may delegate to the Board or to one or more other committees of the Board comprised of one or more independent Directors the authority to grant Awards to Employees who are not subject to Section 16(b) of the Exchange Act. Further, the Committee may delegate to the Governance Committee of the Board the authority to make non-discretionary (routine) Awards to Directors, including to determine which Director shall receive an Award, the time or times when such an Award shall be made, the terms and conditions of such an Award, the type of Award that shall be made to a Director, the number of shares subject to such an Award, and the value of such an Award; provided, however, that the Committee may not delegate its authority to grant discretionary (non-routine) Awards to Directors. The Committee may delegate to the Chief Executive Officer or one or more other senior officers of the Company its administrative functions under this Plan with respect to the Awards. Any delegation described in this paragraph shall contain such limitations and restrictions as the Committee may provide and shall comply in all respects with the requirements of applicable law, including the Nevada Revised Statutes. The Committee may engage or authorize the engagement of a third party administrator or administrators to carry out administrative functions under the Plan.

Eligibility

The 2022 Plan provides for the grant of awards to our employees, directors, consultants, independent contractors, and advisors, provided the consultants, independent contractors, directors, and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. As of March 31, 2024, only 1 employee (including each of our executive officers) was eligible to participate in the 2022 Plan. The basis for participation in the 2022 Plan is the Administrator’s decision, in its sole discretion, that an award to an eligible participant will further the 2022 Plan’s purposes of providing incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success and the success of our affiliates, by offering them an opportunity to participate in our future performance through the grant of awards. In exercising its discretion, the Administrator will consider the recommendations of management and the purposes of the 2022 Plan.

Forms of Awards

The following is a description of the types of awards permitted to be issued under the 2022 Plan. As of the date of this report, the Company had issued an aggregate of 451,515,152 shares of common stock pursuant to the 2022 Plan. No other awards had been issued under the 2022 Plan.

Stock Options. The 2022 Plan provides for the grant of incentive stock options that qualify under Section 422 of the Code only to our employees. All awards other than incentive stock options, including awards of non-qualified stock options, may be granted to our employees, directors, consultants, independent contractors, and advisors, provided the consultants, independent contractors, and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. The exercise price of each stock option must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of that value. The maximum term of options granted under the 2022 Plan is seven years or, in the case of an incentive stock option granted to 10% stockholders, five years.

Restricted Stock Award. An RSA is an offer by us to sell Shares subject to restrictions. The price, if any, of an RSA will be determined by the Administrator. These awards are subject to forfeiture or repurchase prior to vesting as a result of termination of employment or failure to achieve certain vesting conditions.

Restricted Stock Units. An RSU is an award that covers a number of Shares that may be settled upon vesting in cash, by the issuance of the underlying Shares or a combination of both. These awards are subject to forfeiture prior to vesting as a result of termination of employment or failure to achieve certain vesting conditions.

Stock Appreciation Rights. SARs provide for a payment, or payments, in cash or Shares, to the holder based upon the difference between the fair market value of our common stock on the date of exercise and the stated exercise price up to a maximum amount of cash or number of Shares. These awards are subject to forfeiture prior to vesting as a result of termination of employment or failure to achieve certain vesting conditions.

Performance Awards. A performance award is an award that covers an amount of cash or a number of Shares that may be settled upon achievement of the pre-established performance conditions in cash or by issuance of the underlying shares. These awards are subject to forfeiture prior to vesting as a result of termination of employment or failure to achieve the performance conditions.

Other Awards and Dividend Equivalents. The Committee is authorized to grant other stock-based awards to any employee, consultant or director. The number or value of shares of Common Stock of any other stock-based award shall be determined by the Committee and may be based upon one or more performance targets based on one or more performance measures or any other specific criteria, including service to the Company or any affiliate, as determined by the Committee.

Dividend equivalents may be granted by the Committee based on dividends declared on shares of Common Stock, to be credited as of dividend payment dates with respect to dividends with record dates that occur during the period between the date an Award is granted to a Participant and the date such Award vests, is exercised, is distributed or expires, as determined by the Committee. Such Dividend Equivalents will be converted to cash or additional shares of Common Stock by such formula and at such time and subject to such restrictions and limitations as may be determined by the Committee.

Additional Provisions

Awards granted under the 2022 Plan may not be transferred in any manner other than by will or by the laws of descent and distribution, pursuant to a qualified domestic relations order, or if vested, with the consent of the Committee. Notwithstanding the foregoing, Restricted Stock, once vested and free of any restrictions, may be transferred at will.

Stock options granted under the 2022 Plan generally may be exercised for a period of three months after the termination of the optionee’s service to us, except in the case of death or permanent disability, in which case the options may be exercised for up to twenty four months following termination of the optionee’s service to us. Unless otherwise set forth in a participant’s award agreement, vesting of RSUs, RSAs, SARs, performance awards and stock bonus awards ceases on such participant’s termination of service.

Change of Control or Other Corporate Transactions

If we experience a change in control transaction, outstanding awards, including any vesting provisions, may be assumed or substituted by the successor company. Outstanding awards that are not assumed or substituted may, at the discretion of the Committee, be accelerated, replaced with other rights or property of similar value, be terminated and replaced by cash or the terms and conditions of such outstanding awards (including adjustments to the exercise price) may be otherwise equitably adjusted.

In the event there is a specified type of change in our capital structure without our receipt of consideration, such as a stock split, appropriate adjustments will be made to the number of Shares reserved under the 2022 Plan, the maximum number of Shares that can be granted in a calendar year, and the number of Shares and exercise price, if applicable, of all outstanding awards under the 2022 Plan.

Repricing

The Board and the Administrator may not take action to impair the rights of a participant with respect to any outstanding award without the consent of the participant. Further, the Board nor the Committee may not, without approval of the stockholders of the Company, or except as provided under Paragraph XIII of the 2022 Plan, (a) increase the maximum aggregate number of shares that may be issued under the Plan, (b) reduce the price per share of any outstanding Option or Stock Appreciation Right granted under the Plan, or (c) cancel any outstanding Option or Stock Appreciation Right in exchange for cash or another Award when the per share price of the Option or Stock Appreciation Right exceeds the fair market value of the underlying shares of Common Stock.

Amendment and Termination

The 2022 Plan will terminate in August 7, 2032 (ten years following the date the Board approved the amendment and restatement of the 2022 Plan), unless it is terminated earlier by the Board. The Board may amend or terminate the 2022 Plan at any time, which may be without shareholder approval, unless required by applicable law or listing standards.

Federal Income Tax Consequences

The following is a brief summary of the federal income tax consequences applicable to awards granted under the 2022 Plan based on federal income tax laws in effect on the date of this Information Statement.

This summary is not intended to be exhaustive and does not address all matters that may be relevant to a particular participant. The summary does not discuss the tax laws of any state, municipality, or foreign jurisdiction, or gift, estate, excise, payroll, or other tax laws other than federal income tax law. The following is not intended or written to be used, and cannot be used, for the purposes of avoiding taxpayer penalties. Because circumstances may vary, we advise all participants to consult their own tax advisors under all circumstances.

Incentive Stock Options (ISOs). An optionee generally realizes no taxable income upon the grant or exercise of an ISO. However, the exercise of an ISO may result in an alternative minimum tax liability to the employee. With some exceptions, a disposition of shares purchased under an ISO within two years from the date of grant or within one year after exercise produces ordinary income to the optionee equal to the value of the shares at the time of exercise less the exercise price. The same amount is deductible by the Company as compensation, provided that the Company reports the income to the optionee. Any additional gain recognized in the disposition is treated as a capital gain for which the Company is not entitled to a deduction. However, if the optionee exercises an ISO and satisfies the holding period requirements, the Company may not deduct any amount in connection with the ISO. If a sale or disposition of shares acquired with the ISO occurs after the holding period, the employee will recognize long-term capital gain or loss at the time of sale equal to the difference between proceeds realized and the exercise price paid. In general, an ISO that is exercised by the optionee more than three months after termination of employment is treated as an NQSO. ISOs are also treated as NQSOs to the extent that they first become exercisable by an individual in any calendar year for shares having a fair market value (determined as of the date of grant) in excess of $100,000.

Non-Qualified Stock Options (NQSOs). An optionee generally has no taxable income at the time of grant of an NQSO but realizes income in connection with exercise of the option in an amount equal to the excess (at the time of exercise) of the fair market value of shares acquired upon exercise over the exercise price. The same amount is deductible by the Company as compensation, provided that, in the case of an employee option, the Company reports the income to the employee. Upon a subsequent sale or exchange of the shares, any recognized gain or loss after the date of exercise is treated as capital gain or loss for which the Company is not entitled to a deduction.

SARs. Generally, the recipient of a SAR will not recognize taxable income at the time the SAR is granted. If a participant receives the appreciation inherent in the SAR in cash, the cash will be taxed as ordinary income to the participant at the time it is received. If a participant receives the appreciation inherent in the SAR in shares, the spread between the then-current market value and the base price will be taxed as ordinary income to the participant at the time it is received. In general, there will be no federal income tax deduction allowed to the Company upon the grant or termination of SARs. However, upon the settlement of a SAR, the Company will be entitled to a deduction equal to the amount of ordinary income the recipient is required to recognize as a result of the settlement.

Restricted Stock Awards. The recipient of a RSA will not recognize any taxable income for federal income tax purposes in the year of the award, provided that the shares are subject to restrictions (that is, they are nontransferable and subject to a substantial risk of forfeiture). However, the recipient may elect under Section 83(b) of the Internal Revenue Code to recognize compensation income in the year of the award in an amount equal to the fair market value of the shares on the date of the award (less the purchase price, if any, paid for such shares), determined without regard to the restrictions. If a Section 83(b) election is made, the capital gain/loss holding period for such shares commences on the date of the award. Any further change in the value of the shares will be taxed as a capital gain or loss only if and when the shares are disposed of by the recipient. If the recipient does not make a Section 83(b) election, the fair market value of the shares on the date the restrictions lapse will be treated as compensation income to the recipient and will be taxable in the year the restrictions lapse, and the capital gain/ loss holding period for such shares will also commence on such date.

Restricted Stock Units. No income generally will be recognized upon the award of RSUs. The recipient of an RSU generally will be subject to tax at ordinary income rates on the market price of unrestricted shares on the date that such shares are transferred to the participant under the award (reduced by any amount paid, if any, by the participant for such RSUs), and the capital gain/loss holding period for such shares will also commence on such date.

New Plan Benefits

Awards under the 2022 Plan are within the discretion of the Administrator. As a result, the benefits that will be awarded under the 2022 Plan, including to our non-employee directors, are not determinable at this time.

Existing Plan Benefits to Named Executive Officers and Others

The following table summarizes the grants made to our named executive officers (as identified under “Executive Compensation”, below), all current executive officers as a group, all current non-executive directors as a group and all current non-executive employees as a group, from the inception of the 2022 Plan through March 31, 2024. The closing price per share of our common stock on March 28, 2024 was $0.00025.

Name and Position(1)	RSA Granted Since Adoption of the 2022 Plan
WONG Nga Yin Polin, Chief Executive Officer, Secretary and Director	38,636,364

All current executive officers and directors (2 persons)	38,636,364
All employees, including all officers who are not executive officers, as a group (1 person) (1)	–
All non-employees, including all directors, as a group (2 persons)	412,878,788
TOTAL (2)	451,515,152

_______________

(1)	No person has received 5% or more of the total awards granted under the 2022 Plan since its inception.
(2)	Represents total shares of common stock granted since the adoption of the 2022 Plan to all employees and non-employees (current and former) who received awards under the 2022 Plan. As of March 31, 2024, there were no total RSUs outstanding under the 2022 Plan.

The following table provides information about the Company’s equity compensation plans as of March 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders (1)	–	–	81,484,848
Total	–	–	81,484,884 (2)

(1)	Pursuant to SEC rules and the reporting requirements for this table, we have not included in (a) above 451,515,152 shares of restricted stock issued pursuant to the plan.
(2)	Represents securities remaining available for issuance under our 2022 Plan as of March 31, 2024 that may be granted in the form of unrestricted common stock, restricted common stock, options to purchase shares of common stock, stock appreciation rights, restricted stock units, dividend equivalents, performance awards or other stock-based awards.

Registration with the Securities and Exchange Commission

Pursuant to the Registration Statement on Form S-8 (File No. 333-266626) filed by the Company with the Securities and Exchange Commission (the “Commission”) on August 8, 2022, as amended by Amendment No. 1 to Registration Statement on Form S-8 filed with the Commission on September 15, 2022 (collectively, the “Prior Registration Statements”), the Company registered an aggregate of 202,000,000 shares of Common Stock under the 2022 Plan. On February 9, 2024, the Company filed a Registration Statement on Form S-8 to register 331,000,000 additional shares of Common Stock issuable pursuant to the Plan, for an aggregate of 533,000,000 shares of common stock reserved for issuance under the 2022 Plan.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended March 31, 2024, and March 31, 2023, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year-end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our directors and shareholders advanced funds to us for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment. As of March 31, 2024, the amounts due to related parties of $2,134,953 represented the temporary advances of $8,081 from Fu Wah, our former CEO and director, and advances of $2,126,872 from our shareholder, Lee Ying Chiu Herbert and related companies controlled by Dr. Lee. As of March 31, 2023, the amounts due to related parties of $1,848,612 represented the temporary advances of $9,343 from Fu Wah, our former CEO and director, and advances of $1,839,269 from our shareholder, Lee Ying Chiu Herbert and related companies controlled by Dr. Lee.

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

ITEM 14.   Principal AccountING Fees And Services.

J&S Associate PLT (“J&S”) audited our financial statements for the fiscal years ended March 31, 2024 and 2023.

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

	March 31, 2024	March 31, 2023

Audit fees	$30,000	$30,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$30,000	$30,000

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation *
3.2	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
4.2	Description of Securities*
5	Opinion of Ravenscroft & Schmierer (3)
10.1	Share Exchange Agreement dated December 15, 2021, by and among King Resources, Inc., Powertech Management Limited, a British Virgin Island corporation, FU Wah and Silver Bloom Properties Limited (1)
10.2	King Resources, Inc. 2022 Stock Incentive Plan (4)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer and Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Secretary and Director Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer and Director Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

_______________________

*	Filed herewith
(1)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 14, 2022.
(2)	Incorporated by reference to the Exhibits of Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 25, 2022.
(3)	Incorporated by reference to the Exhibits of Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022.
(4)	Incorporated by reference to the Exhibit 99.1 of the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 9, 2024.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING RESOURCES, INC.

By:	/s/ WONG Nga Yin Polin
Name: WONG Nga Yin Polin
Title: Chief Executive Officer, Secretary and Director

By:	/s/ LAU Ping Fee
Name : LAU Ping Fee
Title : Chief Financial Officer and Director

By:	/s/ WONG Kan Tat Frederick
Name : WONG Kan Tat Frederick
Title : Independent Director

By:	/s/ LO Mei Fan Pauline
Name : LO Mei Fan Pauline
Title : Independent Director

Date:   July 16, 2024

