Form 10-Q
period 2024-06-30
OneSolution Technology Inc.
filed 2024-08-19
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 13, 2024 was 5,784,167,213.

INTRODUCTORY COMMENT

We are not a Hong Kong operating company but a Delaware holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and the British Virgin Islands. Our investors hold shares of common stock in OneSolution Technology Inc, the Delaware holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong operating subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and the People’s Republic of China (“the PRC”) authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China” set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2024 (the “Annual Report”).

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

OneSolution Technology Inc. and its Hong Kong and British Virgin Islands subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. In making this determination, we relied on the legal opinion of Ravenscroft & Schmierer, a copy of which is attached as Exhibit 5 to the Company’s Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022 (the “Form 10”). However, in light of the recent statements and regulatory actions by the PRC government, such as those related to the extension of China’s oversight and control into Hong Kong, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. If our subsidiary or the holding company were required to obtain approvals in the future, or we erroneously conclude that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be adversely affected, and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless.

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

References in this Form 10-Q to the “Company,” “KRFG,” “we,” “us” and “our” refer to OneSolution Technology Inc., a Delaware company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

OneSolution Technology Inc. is a Delaware holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our operating subsidiary in Hong Kong, and most of our cash is maintained in Hong Kong Dollars. We may rely on dividends to be paid by our Hong Kong or British Virgin Islands subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. If our Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to OneSolution Technology Inc. and OneSolution Technology Inc. has not made any transfers, dividends or distributions to its subsidiaries.

OneSolution Technology Inc. is permitted under Delaware laws to provide funding to our subsidiaries in Hong Kong and the British Virgin Islands through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiary, Powertech Corporation Limited (“Powertech Corp”), and British Virgin Islands subsidiary, Powertech Management Limited, are also permitted under the laws of Hong Kong and the British Virgin Islands to provide funding to OneSolution Technology Inc. through dividend distributions without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the parent company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the parent company and its subsidiaries.

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

Currently, the treasury function of OneSolution Technology Inc. and its subsidiaries is centralized and operated by the finance department of Powertech Corporation Limited located in Hong Kong under the management of its chief financial officer. In order to provide a process and guidance on collecting, accounting for, and safeguarding all cash and cash equivalents of OneSolution Technology Inc. and its subsidiaries, we have established a cash management policy that includes procedures on receiving funds, depositing funds, and proper documentation and recording of cash.

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

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from OneSolution Technology Inc. to our Hong Kong subsidiary or from our Hong Kong subsidiary to OneSolution Technology Inc. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of Hong Kong dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S. investors.

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

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiary to OneSolution Technology Inc. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to our Hong Kong subsidiary will be subject to PRC taxes, including business taxes and Value-added tax. As of the date of this report, we do not have any PRC subsidiaries and our Hong Kong subsidiary has not made any transfers, dividends or distributions nor do we expect to make such transfer, dividends or distributions in the foreseeable future.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND MARCH 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2024	March 31, 2024
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,049	$1,556
Amount due from a related party	12,186	12,160
Prepayment to suppliers	80,790	83,926
Deposits, prepayments and other receivables	25,586	22,224

Total current assets	125,611	119,866

Non-current assets:
Property and equipment	1,881	2,524
Intangible assets	9,382	10,486

Total non-current assets	11,263	13,010

TOTAL ASSETS	$136,874	$132,876

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$57,737	$57,615
Accrued liabilities and other payables	264,304	241,158
Accrued consulting and service fee	498,000	399,000
Advance received from customer	288,180	287,567
Amounts due to related parties	2,227,664	2,180,113

Total current liabilities	3,335,885	3,165,453

TOTAL LIABILITIES	3,335,885	3,165,453

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.0001, 100,000,000 shares authorized, 50,000,000 shares undesignated as of June 30, 2024 and March 31, 2024	–	–
Series C Preferred Stock, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	30,000	30,000
Common stock, par value $0.0001, 36,000,000,000 shares authorized, 5,784,167,213 and 5,634,167,213 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	578,417	563,417
Common stock to be issued	–	15,000
Additional paid-in capital	5,750,885	5,750,885
Accumulated other comprehensive loss	(5,191)	(409)
Accumulated deficit	(9,553,122)	(9,391,470)

Stockholders’ deficit	(3,199,011)	(3,032,577)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$136,874	$132,876

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30,
	2024	2023

Revenue, net	$19,189	$12,757
Cost of revenue	(11,513)	(7,654)

Gross profit	7,676	5,103

Operating expenses:
Research and development expenses	(66,000)	–
Sales and marketing expenses	(66,000)	(3,036)
General and administrative expenses	(37,440)	(41,804)
Total operating expenses	(169,440)	(44,840)

Loss from operation	(161,764)	(39,737)

Other income (expense):
Interest expenses	–	(100,625)
Interest income	–	2
Sundry income	112	–
Total other income (expense), net	112	(100,623)

LOSS BEFORE INCOME TAXES	(161,652)	(140,360)

Income tax expense	–	–

NET LOSS	(161,652)	(140,360)

Other comprehensive loss:
– Foreign currency adjustment loss	(4,782)	(3,486)

COMPREHENSIVE LOSS	$(166,434)	$(143,846)

Net loss per share – Basic and Diluted*
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

Weighted average outstanding shares
– Basic*	5,764,386,993	5,484,167,213
– Diluted*	8,764,386,993	8,484,167,213

*	Less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(161,652)	$(140,360)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation - Property and equipment	648	646
Depreciation - Right-of-use assets	–	9,825
Amortization	1,126	1,123
Non-cash accretion of lease liability	–	371
Amortization of deferred financing cost	–	100,625

Change in operating assets and liabilities:
Accounts receivable	–	(12,795)
Deposit, prepayments and other receivables	(226)	2,798
Accounts payable	122	–
Accrued liabilities and other payables	23,146	(266,188)
Advances received from customer	613	289,369
Accrued consulting and service fees	99,000	–
Right-of-use assets and lease liabilities	–	(10,333)

Net cash used in operating activities	(37,223)	(24,919)

Cash flows from financing activity:
Advances from related parties	47,525	24,773

Net cash provided by financing activity	47,525	24,773

Foreign currency translation adjustment	(4,809)	(3,020)

Net change in cash and cash equivalents	5,493	(3,166)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,556	4,911

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,049	$1,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series C Preferred stock		Common stock		Common stock to be issued		Additional	Accumulated other comprehensive		Total
	No. of		No. of		No. of		paid-in	income	Accumulated	stockholders’
	shares	Amount	shares	Amount	shares	Amount	capital	(loss)	losses	deficit

Balance as of April 1, 2023	30,000,000	$30,000	5,484,167,213	$548,417	–	$–	$5,666,885	$5,364	$(7,884,001)	$(1,633,335)
Foreign translation adjustment	–	–	–	–	–	–	–	(3,486)	–	(3,486)
Net loss for the period	–	–	–	–	–	–	–	–	(140,360)	(140,360)
Balance as of June 30, 2023	30,000,000	$30,000	5,484,167,213	$548,417	–	$–	$5,666,885	$1,878	$(8,024,361)	$(1,633,335)

Balance as of April 1, 2024	30,000,000	$30,000	5,634,167,213	$563,417	150,000,000	$15,000	$5,750,885	$(409)	$(9,391,470)	$(3,032,577)
Share issued for services rendered	–	–	150,000,000	15,000	(150,000,000)	(15,000)	–	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	(4,782)	–	(4,782)
Net loss for the period	–	–	–	–	–	–	–	–	(161,652)	(161,652)
Balance as of June 30, 2024	30,000,000	$30,000	5,784,167,213	$578,417	–	$–	$5,750,885	$(5,191)	$(9,553,122)	$(3,199,011)

*Adjusted retrospectively for amendment in the par value of common stock (refer Note 8)

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE － 1 BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on July 16, 2024.

NOTE – 2 DESCRIPTION OF BUSINESS AND ORGANIZATION

OneSolution Technology Inc. (the “Company”) was incorporated in the State of Delaware on September 8, 1995, under the name of ARXA International Energy, Inc. On June 4, 2001, the Company changed its name to King Resources, Inc. Effective December 27, 2023, the Company changed its name to OneSolution Technology Inc., its current name. Currently, the Company through its subsidiaries, is engaged primarily in the rendering of smart power supply solutions and the related technical service as well as lifestyle products in Hong Kong.

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

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. The Company’s allowance for expected credit loss estimates the amount of expected future credit losses by analyzing accounts receivables balance by age and applying historical write off and collection experience. The Company’s estimate separately considers macroeconomics trends, specific circumstances and credit conditions of customer receivables. Account balances are written off against the allowance when it is determined the receivable will not be recovered. There was no allowance for expected credit loss for the three months ended June 30, 2024 and 2023.

•	Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Segment reporting

ASC Topic 280, Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. For the three months ended June 30, 2024 and 2023, the Company operates in one reportable operating segment in Hong Kong.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2024 and March 31, 2024, there was no allowance for doubtful accounts.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the three months ended June 30, 2024 and 2023.

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

The Company accounts for its website development costs in accordance with ASC Topic 350-50, Website Development Costs. These costs, if any, are included in intangible assets in the accompanying unaudited condensed consolidated financial statements. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated useful life of five years.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended June 30, 2024 and 2023.

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

•	Income taxes

The Company adopted the ASC Topic 740, Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended June 30, 2024 and 2023.

•	Stock based compensation

The Company accounts for non-employee stock-based compensation in accordance with the guidance of ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to non-employees to be recognized in the financial statements based on their fair values as at date that the service is provided. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end HKD:US$ exchange rate	0.1281	0.1276
Annualized average HKD:US$ exchange rate	0.1279	0.1276

•	Comprehensive income

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

In accordance with ASC Topic 835-20, Interest, Capitalization of Interest, costs related to the issuance of debt, including costs incurred for revolving credit facilities which is considered to be applicable to the commitment shares for an equity purchase agreement, are deferred and recorded as an asset on the balance sheet. In accordance with ASC 310 -20 Receivables, Nonrefundable Fees and Other Costs, these deferred financing costs are amortized to interest expense over the life of the related debt instrument.

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

Amortization expense for the three months ended June 30, 2024 and 2023 were $0 and $100,625, respectively.

•	Related parties

The Company follows the ASC Topic 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

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

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $9,553,122 at June 30, 2024. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholder and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 5 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	March 31,
	2024	2024

Office equipment	$12,046	$12,007
Furniture and fixtures	15,718	15,667
Computer equipment	27,026	26,939
Foreign translation difference	118	177
	54,908	54,790
Less: accumulated depreciation	(52,914)	(52,106)
Less: foreign translation difference	(113)	(160)
	$1,881	$2,524

Depreciation expense for the three months ended June 30, 2024 and 2023 were $648 and $646, respectively.

NOTE – 6 INTANGIBLE ASSETS

As of June 30, 2024 and March 31, 2024, intangible assets consisted of the following:

	Useful life	June 30, 2024	March 31, 2024
At cost:
Website development cost	5 years	$21,216	$21,147
Trademarks	10 years	2,553	2,545
Less: accumulated amortization		(14,409)	(13,254)
Foreign translation adjustment		22	48
		$9,382	$10,486

Amortization of intangible assets for the three months ended June 30, 2024 and 2023 were $1,126 and $1,123, respectively.

As of June 30, 2024, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Year ending June 30:	Amount
2025	$3,382
2026	4,508
2027	256
2028	256
2029	256
Thereafter	725
Total	$9,382

NOTE – 7 AMOUNTS DUE FROM (TO) RELATED PARTIES

The amount due from a related party represented temporary advances to the related party for research and development conducted. The amount due from a related party was $12,186 and $12,160, as of June 30, 2024 and March 31, 2024, respectively. The amount is unsecured, interest-free and recoverable on demand.

The amount due to related parties was $2,227,664 and $2,180,113 as of June 30, 2024 and March 31, 2024, respectively. As at June 30, 2024, $2,173,862 and $53,802 represented temporary advances for working capital purpose and trade nature purpose respectively. As at March 31, 2024, $2,134,326 and $45,787 represented temporary advances for working capital purpose and trade nature purpose respectively. The amounts are due to the Company’s shareholders and their controlling companies, which were unsecured, interest-free and are repayable on demand.

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

On December 27, 2023, the Company filed an Amended and Restated Certificate of Incorporation effectuating all of the foregoing corporate actions. The Amended and Restated Certificate of Incorporation also confirmed the cancellation of the Series A Preferred Stock and Series B Preferred Stock. The Company amended the Company’s Certificate of Incorporation to increase the authorized capital stock from 6,085,000,000, consisting of 6,000,000,000 shares of common stock, par value $0.001, and 85,000,000 shares of preferred stock, to 36,100,000,000 consisting of 36,000,000,000 shares of common stock, par value $0.0001, and 100,000,000 shares of preferred stock, par value $0001. This has been adjusted for retrospectively.

Series C Preferred Stock

The Company has designated 50,000,000 shares of Series C Preferred Stock. Each one share of Series C Convertible Preferred Stock converts into 100 shares of common stock of the Company at the election of the holder, subject to equitable adjustments.

As of June 30, 2024 and March 31, 2024, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

On April 12, 2024, the Company issued 150,000,000 shares of its common stock to settle the consulting and service fee to consultants who rendered services to the Company.

As of June 30, 2024 and March 31, 2024, the Company had a total of 5,784,167,213 shares and 5,634,167,213 shares of common stock issued and outstanding, respectively.

NOTE – 9 NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023

Net loss attributable to common shareholders	$(161,652)	$(140,360)

Weighted average common shares outstanding:
– Basic	5,764,386,993	5,484,167,213
– Diluted	8,764,386,993	8,484,167,213

Net loss per share:
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

____________________

#	Less than $0.001

For the three months ended June 30, 2024 and 2023, diluted net loss per share is equal to basic net loss per share, as the inclusion of common stock equivalents would have been antidilutive.

NOTE – 10 INCOME TAX

For the three months ended June 30, 2024 and 2023, the local (“United States of America”) and foreign components of loss before income taxes comprised of the following:

	Three months ended June 30,
	2024	2023

Tax jurisdiction from:
- Local	$(24,142)	$(127,143)
- Foreign, including
British Virgin Islands	(132,604)	(2,071)
Hong Kong	(4,906)	(11,146)

Loss before income taxes	$(161,652)	$(140,360)

The provision for income taxes consisted of the following:

Three months ended June 30,
	2024	2023

Current tax:
- Local	$–	$–
- Foreign	–	–

Deferred tax
- Local	–	–
- Foreign	–	–

Income tax expense	$–	$–

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong and is subject to taxes in the jurisdictions in which it operates, as follows:

United States of America

OneSolution Technology Inc. is registered in the State of Delaware and is subject to tax laws of the United States of America. The U.S. corporate income tax rate is 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued for interest or penalties as they were not material to its results of operations for the periods presented.

As of June 30, 2024, the operations in the United States of America incurred $1,925,144 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $404,280 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended June 30, 2024 and 2023 is as follows:

	Three months ended June 30,
	2024	2023

Loss before income taxes	$(4,906)	$(11,146)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(810)	(1,839)
Tax effect of non-deductible items	293	292
Tax effect of non-taxable items	(70)	(339)
Valuation allowance	587	1,843
Income tax expense	$–	$–

As of June 30, 2024, the operations in Hong Kong incurred $1,905,189 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $314,356 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2024 and March 31, 2024:

	June 30,	March 31,
	2024	2024

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$404,280	$399,210
Hong Kong tax regime	314,356	313,096
Less: valuation allowance	(718,636)	(712,306)
Deferred tax assets, net	$–	$–

The Company filed income tax returns in the United States federal tax jurisdiction and the Delaware state tax jurisdiction. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authority for all tax years in which a loss carryforward is available.

NOTE – 11 RELATED PARTY TRANSACTIONS

From time to time, the Company’s related companies and director advanced working capital funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and is repayable on demand.

During the three months ended June 30, 2024 and 2023, the Company outsourced and incurred technical consultancy services of $11,513 and $7,654 respectively to a related company which is related to a shareholder.

During the three months ended June 30, 2024 and 2023, the Company earned technical consultancy services income of $19,189 and $12,757 respectively to a related company which is related to a shareholder.

During the three months ended June 30, 2024 and 2023, the Company incurred consulting fee expenses of $33,000 and $0 respectively to a director - Wong Nga Yin Polin. As at June 30, 2024 and March 31, 2024, the balances payable to Wong Nga Yin Polin was $66,000 and $33,000 respectively.

The amount due from a related party represented temporary advances to the related party for research and development conducted. The amount due from a related party was $12,186 and $12,160, as of June 30, 2024 and March 31, 2024, respectively. The amount is unsecured, interest-free and recoverable on demand.

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 12 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended June 30, 2024, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $19,189 with $0 accounts receivable at June 30, 2024.

For the three months ended June 30, 2023, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $12,757 with $12,762 accounts receivable at June 30, 2023.

(b)       Major vendors

For the three months ended June 30, 2024, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in PRC, and accounted for 100% of the Company’s cost of revenue amounting to $11,513, with $53,802 related party balances at June 30, 2024.

For the three months ended June 30, 2023, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in Hong Kong, and accounted for 100% of the Company’s cost of revenue amounting to $7,654 with $7,656 related party balances at June 30, 2023.

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

NOTE – 13 COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, the Company has no material commitments or contingencies.

NOTE – 14 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events since June 30, 2024.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Concerning Forward-Looking Statements” on page 9.

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

Overview

We were incorporated in the state of Delaware on September 8, 1995, under the name ARXA International Energy, Inc. On June 4, 2001, we changed our name to King Resources, Inc. Effective December 27, 2023 we changed our name to OneSolution Technology Inc., our current name.

OneSolution Technology Inc. is a holding company that, through its subsidiaries, is engaged primarily in the development of smart power supply solutions and products and rendering of related technical service as well as lifestyle products in Hong Kong. We operate our business through our wholly owned subsidiary Powertech Corporation Limited (“Powertech Corp”). Powertech Corp commenced operation in Hong Kong on January 21, 2015 and sold our products primarily in Asia. We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors. The holding company of Powertech Corp, Powertech Management Limited (“Powertech”) was organized as a private limited liability company on December 3, 2021, in British Virgin Islands. We acquired Powertech on December 15, 2021.

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

For the three months ended June 30, 2024 and 2023, we reported a net loss of $161,652 and $140,360, respectively. As of June 30, 2024, and March 31, 2024, we had current assets of $136,874 and $132,876, respectively, and current liabilities of $3,335,885 and $3,165,453, respectively.

Our unaudited condensed consolidated financial statements for the three months ended June 30, 2024 and 2023 were prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

Our corporate organization chart is as below:

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table sets forth certain operational data for the periods indicated:

	Three months ended June 30,
	2024	2023
Revenue, net	$19,189	$12,757
Cost of revenue	(11,513)	(7,654)
Gross profit	7,676	5,103
Operating expenses:
Research and development expenses	(66,000)	–
Sales and marketing expenses	(66,000)	(3,036)
General and administrative expenses	(37,440)	(41,804)
Loss from operation	(161,764)	(39,737)
Other income (expense), net	112	(100,623)
Loss before income taxes	(161,652)	(140,360)
Income tax expense	–	–
Net loss	$(161,652)	$(140,360)

Revenue

During the three months ended June 30, 2024, the following customer accounted for 10% or more of our total net revenue:

	Three months ended June 30, 2024		June 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$19,189	100%	$0

During the three months ended June 30, 2023, the following customer accounted for 10% or more of our total net revenue:

	Three months ended June 30, 2023		June 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$12,757	100%	$12,762

Cost of Revenue

Cost of revenue for the three months ended June 30, 2024 and 2023, was $11,513 and $7,654, respectively. The increase was primarily attributable to one more month of outsourced costs which was incurred for the three months ended June 30, 2024.

Gross Profit

We achieved a gross profit of $7,676 and $5,103 for the three months ended June 30, 2024 and 2023, respectively. The increase in gross profit was attributable to increase in the revenue from technical consultancy services.

Research and Development Expenses (“R&D”)

Research and development expenses was $66,000 and $0 for the three months ended June 30, 2024 and 2023, respectively. The increase in expenses was attributable to the increase in R&D activity associated with our smart chargers, power banks and IoT products development.

Sales and Marketing Expenses

Sales and marketing expenses was $66,000 and $3,036 for the three months ended June 30, 2024 and 2023, respectively. The expenses primarily include consulting fees The increase in expenses was primarily attributable to the increase in consulting fees.

General and Administrative Expenses (“G&A”)

General and administrative expenses was $37,440 and $41,804 for the three months ended June 30, 2024 and 2023, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses decreased by approximately $4,364 in the three months ended June 30, 2024 from $41,804 in the three months ended June 30, 2023. The decrease was primarily attributable to the decrease in accounting fees, dues & subscriptions, government charges and membership expenses, offset by an increase in legal and professional fees.

Other income (expense), net

Other income (expense), net was $112 and $(100,623) for the three months ended June 30, 2024 and 2023, respectively. The decrease was attributable to no amortization of deferred financing cost on commitment shares issued for capital funding during the three months ended June 30, 2024.

Income Tax Expense

No income tax expense incurred during the three months ended June 30, 2024 and 2023.

Net loss

As a result of the above, we reported net loss of $161,652 for the three months ended June 30, 2024, as compared to $140,360 for the three months ended June 30, 2023. The increase in net loss was mainly attributable to the increase in R&D expenses, sales and marketing expenses and offset by decrease of G&A expenses as mentioned above.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the three months ended June 30, 2024 and 2023.

	Three months ended June 30,
	2024	2023
Net cash used in operating activities	$(37,223)	$(24,919)
Net cash used in investing activity	$–	$–
Net cash provided by financing activities	$47,525	$24,773

Net Cash Used In Operating Activities

For the three months ended June 30, 2024, net cash used in operating activities was $37,223, which consisted primarily of a net loss of $161,652, an increase in accrued liabilities and other payables of $23,146, an increase in account payables of $122, an increase in accrued consulting and service fee of $99,000, offset by an increase in deposits, prepayments and other receivables of $226, plus non-cash items such as, depreciation of $648 and amortization of $1,126.

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

Net Cash Used in Investing Activity

For the three months ended June 30, 2024, no net cash was generated from investing activities.

For the three months ended June 30, 2023, no net cash was generated from investing activities.

Net Cash Provided by Financing Activity

For the three months ended June 30, 2024, net cash provided by financing activities was $47,525, which consisted of advances from related parties and accrued consulting expenses incurred.

For the three months ended June 30, 2023, net cash provided by financing activities was $24,773, which consisted of advances from related parties.

Going Concern

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $9,553,122 at June 30, 2024. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be significantly higher than 2023. As of June 30, 2024, we had an accumulated deficit of $9,553,122. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended June 30, 2024 and 2023.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that they were not effective as of June 30, 2024. Management has mitigated this risk by the engagement of an external consultant to ascertain compliance with the regulatory reporting requirements.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2024, as a result of the following material weaknesses:

•	Because of the Company’s limited resources, there are limited controls over information processing.

•	where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior securities.

None.

ITEM 4. Mine Safety disclosures.

Not applicable.

ITEM 5. other information.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock (3)
4.2	Description of Securities (1)
5	Opinion of Ravenscroft & Schmierer (4)
10.1	Share Exchange Agreement dated December 15, 2021, by and among King Resources, Inc., Powertech Management Limited, a British Virgin Island corporation, FU Wah and Silver Bloom Properties Limited (2)
10.2	King Resources, Inc. 2022 Stock Incentive Plan (5)
21	Subsidiaries (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

_______________________

*	Filed herewith
(1)	Incorporated by reference to the Exhibits of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2024.
(2)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 14, 2022.
(3)	Incorporated by reference to the Exhibits of Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 25, 2022.
(4)	Incorporated by reference to the Exhibits of Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022.
(5)	Incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 9, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONESOLUTION TECHNOLOGY INC.

By:	/s/ Wong Nga Yin Polin
Name: Wong Nga Yin Polin
Title: Chief Executive Officer, Chief Financial Officer, Secretary and Director

Date: August 19, 2024

