Form 10-Q
period 2024-09-30
OneSolution Technology Inc.
filed 2024-11-12
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of September 30, 2024 was 5,784,167,213.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND MARCH 31, 2024

(Currency expressed in United States Dollars (“US$”)), except for number of shares)

	September 30, 2024	March 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$–	$1,556
Amount due from a related party	–	12,160
Prepayment to suppliers	–	83,926
Deposits, prepayments and other receivables	–	22,224

Total current assets	–	119,866

Non-current assets:
Property and equipment	–	2,524
Intangible assets	–	10,486

Total non-current assets	–	13,010

TOTAL ASSETS	$–	$132,876

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$–	$57,615
Accrued liabilities and other payables	205,486	241,158
Accrued consulting and service fee	198,000	399,000
Advance received from customer	–	287,567
Amounts due to related parties	291,695	2,180,113

Total current liabilities	695,181	3,165,453

TOTAL LIABILITIES	695,181	3,165,453

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.0001, 100,000,000 shares authorized, 50,000,000 shares undesignated as of September 30, 2024 and March 31, 2024	–	–
Series C Preferred Stock, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	30,000	30,000
Common stock, par value $0.0001, 36,000,000,000 shares authorized, 5,784,167,213 and 5,634,167,213 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	578,417	563,417
Common stock to be issued	–	15,000
Additional paid-in capital	5,750,885	5,750,885
Accumulated other comprehensive income (loss)	852	(409)
Accumulated deficit	(7,055,335)	(9,391,470)

Stockholders’ deficit	(695,181)	(3,032,577)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$132,876

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Three Months ended September 30,		Six Months ended September 30,
	2024	2023	2024	2023

Revenue, net	$19,234	$19,166	$38,423	$31,923
Cost of revenue	(11,540)	(11,500)	(23,053)	(19,154)

Gross profit	7,694	7,666	15,370	12,769

Operating expenses:
Research and development expenses	–	76,281	66,000	76,281
Sales and marketing expenses	–	392	66,000	3,428
General and administrative expenses	23,782	140,754	61,222	182,558
Total operating expenses	23,782	217,427	193,222	262,267

Loss from operations	(16,088)	(209,761)	(177,852)	(249,498)

Other income (expense):
Sundry income	–	–	112	–
Interest income	–	2	–	4
Interest expense	–	(100,713)	–	(201,338)
Gain on disposal of subsidiaries	2,513,875	–	2,513,875	–
Total other expense, net	2,513,875	(100,711)	2,513,987	(201,334)

INCOME (LOSS) BEFORE INCOME TAXES	2,497,787	(310,472)	2,336,135	(450,832)

Income tax expense	–	–	–	–

NET INCOME (LOSS)	2,497,787	(310,472)	2,336,135	(450,832)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) gain	(10,808)	(1,193)	(15,590)	(4,679)

COMPREHENSIVE INCOME (LOSS)	$2,486,979	$(311,665)	$2,320,545	$(455,511)

Net income (loss) per share – Basic and Diluted*
– Basic	$0.00	$(0.00)	$0.00	$(0.00)
– Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average outstanding shares
– Basic	5,784,167,213	5,484,167,213	5,774,331,147	5,484,167,213
– Diluted	8,784,167,213	8,484,167,213	8,774,331,147	8,484,167,213

*	Less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Six months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,336,135	$(450,832)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation - property and equipment	1,297	1,293
Depreciation - right-of-use assets	–	19,669
Amortization	2,254	2,247
Non-cash lease expenses	–	621
Amortization of deferred financing cost	–	201,250
Gain on disposal of subsidiaries	(2,513,875)	–

Change in operating assets and liabilities:
Accounts receivable	–	(23,414)
Deposit, prepayments and other receivables	7,842	7,873
Accrued liabilities and other payables	(8,680)	(64,325)
Accounts payables	402	110,272
Accrued consulting and service fees	99,000	–
Right-of-use assets and lease liabilities	–	(20,686)

Net cash used in operating activities	(75,625)	(216,032)

Cash flows from investing activities:
Cash outflow from disposal of subsidiaries	(4,195)	–

Net cash used in investing activities	(4,195)	–

Cash flows from financing activities:
Advances from related parties	91,919	216,602

Net cash provided by financing activities	91,919	216,602

Foreign currency translation adjustment	(13,655)	(4,025)

Net change in cash and cash equivalents	(1,556)	(3,455)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,556	4,911

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$1,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series C Preferred stock		Common stock		Common stock to be issued		Additional	Accumulated other comprehensive		Total
	No. of		No. of		No. of		paid-in	income	Accumulated	stockholders’
	shares	Amount	shares	Amount	shares	Amount	capital	(loss)	losses	deficit

Balance as of April 1, 2023	30,000,000	$30,000	5,484,167,213	$548,417	–	$–	$5,666,885	$5,364	$(7,884,001)	$(1,633,335)
Foreign translation adjustment	–	–	–	–	–	–	–	(3,486)	–	(3,486)
Net loss for the period	–	–	–	–	–	–	–	–	(140,360)	(140,360)
Balance as of June 30, 2023	30,000,000	$30,000	5,484,167,213	$548,417	–	$–	$5,666,885	$1,878	$(8,024,361)	$(1,777,181)
Foreign translation adjustment	–	–	–	–	–	–	–	(1,193)	–	(1,193)
Net loss for the period	–	–	–	–	–	–	–	–	(310,472)	(310,472)
Balance as of September 30, 2023	30,000,000	$30,000	5,484,167,213	$548,417	–	$–	$5,666,885	$685	$(8,334,833)	$(2,088,846)

Balance as of April 1, 2024	30,000,000	$30,000	5,634,167,213	$563,417	150,000,000	$15,000	$5,750,885	$(409)	$(9,391,470)	$(3,032,577)
Share issued for services rendered	–	–	150,000,000	15,000	(150,000,000)	(15,000)	–	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	(4,782)	–	(4,782)
Net loss for the period	–	–	–	–	–	–	–	–	(161,652)	(161,652)
Balance as of June 30, 2024	30,000,000	$30,000	5,784,167,213	$578,417	–	$–	$5,750,885	$(5,191)	$(9,553,122)	$(3,199,011)
Disposal of subsidiaries	–	–	–	–	–	–	–	16,851	–	16,851
Foreign translation adjustment	–	–	–	–	–	–	–	(10,808)	–	(10,808)
Net income for the period	–	–	–	–	–	–	–	–	2,497,787	2,497,787
Balance as of September 30, 2024	30,000,000	$30,000	5,784,167,213	$578,417	–	$–	$5,750,885	$852	$(7,055,335)	$(695,181)

*Adjusted retrospectively for amendment in the par value of common stock (refer Note 8)

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE － 1 BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on July 16, 2024.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid-up capital	Effective interest held

Powertech Management Limited #	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

Powertech Corporation Limited #	Hong Kong	Provision of information technology services	10,000 ordinary shares for HK$10,000	100%

OneSolution Holdings Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

OneSolution Management Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

OneSolution Innotech Limited	Hong Kong	Product development and trading	10,000 ordinary shares for HK$10,000	100%

#	these subsidiaries were disposed under the corporate restructuring exercise during the three months ended September 30, 2024.

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

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the valuation and useful lives of intangible assets, allowance for expected credit losses and valuation allowance of deferred tax assets.

•	Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Segment reporting

ASC Topic 280, Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. For the six months ended September 30, 2024 and 2023, the Company operates in one reportable operating segment in Hong Kong.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2024 and March 31, 2024, there was no allowance for doubtful accounts.

•	Allowance for expected credit losses

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. The Company’s allowance for expected credit loss estimates the amount of expected future credit losses by analyzing accounts receivables balance by age and applying historical write-off and collection experience. The Company’s estimate separately considers macroeconomics trends, specific circumstances and credit conditions of customer receivables. Account balances are written off against the allowance when it is determined the receivable will not be recovered. There was no allowance for expected credit loss for the six months ended September 30, 2024 and 2023.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the six months ended September 30, 2024 and 2023.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the six months ended September 30, 2024 and 2023.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended September 30, 2024 and 2023.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end HKD:US$ exchange rate	0.1287	0.1277
Annualized average HKD:US$ exchange rate	0.1281	0.1277

•	Comprehensive income

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

Amortization expense for the three months ended September 30, 2024 and 2023 were $0 and $100,625, respectively.

Amortization expense for the six months ended September 30, 2024 and 2023 were $0 and $201,250, respectively.

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

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $7,055,335 at September 30, 2024. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholder and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 5 DISPOSAL OF SUBSIDIARIES

On September 30, 2024, the Company consummated the corporate restructuring exercise to focus on the product development and trading business by disposing two subsidiaries, namely Powertech Management Limited and Powertech Corporation Limited to a third party.

As a result, the Company recorded a gain of $2.5 million from the disposal of subsidiaries.

NOTE – 6 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	March 31,
	2024	2024

Office equipment	$–	$12,007
Furniture and fixtures	–	15,667
Computer equipment	–	26,939
Foreign translation difference	–	177
		54,790
Less: accumulated depreciation	–	(52,106)
Less: foreign translation difference	–	(160)
	$–	$2,524

Depreciation expenses for the three months ended September 30, 2024 and 2023 were $649 and $647, respectively.

Depreciation expenses for the six months ended September 30, 2024 and 2023 were $1,297 and $1,293, respectively.

As of September 30, 2024, all the property and equipment were disposed through corporate restructuring exercise..

NOTE – 7 INTANGIBLE ASSETS

As of September 30, 2024 and March 31, 2024, intangible assets consisted of the following:

	Useful life	September 30, 2024	March 31, 2024
At cost:
Website development cost	5 years	$–	$21,147
Trademarks	10 years	–	2,545
Less: accumulated amortization		–	(13,254)
Foreign translation adjustment		–	48
		$–	$10,486

Amortization of intangible assets for the three months ended September 30, 2024 and 2023 were $1,128 and $1,124, respectively.

Amortization of intangible assets for the six months ended September 30, 2024 and 2023 were $2,254 and $2,247, respectively.

As of September 30, 2024, all the intangible assets were disposed through corporate restructuring exercise.

NOTE – 8 AMOUNTS DUE FROM (TO) RELATED PARTIES

The amount due from a related party represented temporary advances to the related party for research and development conducted. The amount due from a related party was $0 and $12,160, as of September 30, 2024 and March 31, 2024, respectively. The amount is unsecured, interest-free and recoverable on demand.

The amount due to related parties was $291,695 and $2,180,113 as of September 30, 2024 and March 31, 2024, respectively. As at September 30, 2024, $291,695 represented temporary advances for working capital purpose. As of March 31, 2024, $2,134,326 and $45,787 represented temporary advances for working capital purpose and trade nature purpose respectively. The amounts are due to the Company’s shareholders and their controlling companies, which were unsecured, interest-free and are repayable on demand.

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

As of September 30, 2024 and March 31, 2024, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

On April 12, 2024, the Company issued 150,000,000 shares of its common stock to settle the consulting and service fee to consultants who rendered services to the Company.

As of September 30, 2024 and March 31, 2024, the Company had a total of 5,784,167,213 shares and 5,634,167,213 shares of its common stock issued and outstanding, respectively.

NOTE – 10 NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the six months ended September 30, 2024 and 2023:

	Six months ended September 30,
	2024	2023

Net income (loss) attributable to common shareholders	$2,336,135	$(450,832)

Weighted average common shares outstanding:
– Basic	5,774,331,147	5,484,167,213
– Diluted	8,774,331,147	8,484,167,213

Net income (loss) per share:
– Basic	$0.00	$(0.00)
– Diluted	$0.00	$(0.00)

#	Less than $0.001

NOTE – 11 INCOME TAX

For the six months ended September 30, 2024 and 2023, the local (“United States of America”) and foreign components of loss before income taxes comprised of the following:

	Six months ended September 30,
	2024	2023

Tax jurisdiction from:
– Local	$(37,382)	$(345,879)
– Foreign, including
British Virgin Islands	2,376,959	(7,679)
Hong Kong	(3,442)	(97,090)

Income (loss) before income taxes	$2,336,135	$(450,832)

The provision for income taxes consisted of the following:

Six months ended September 30,
	2024	2023

Current tax:
– Local	$–	$–
– Foreign	–	–

Deferred tax
– Local	–	–
– Foreign	–	–

Income tax expense	$–	$–

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

As of September 30, 2024, the operations in the United States of America incurred $1,938,384 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $407,060 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended September 30, 2024 and 2023 is as follows:

	Six months ended September 30,
	2024	2023

Loss before income taxes	$(3,442)	$(97,090)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(568)	(16,020)
Tax effect of non-deductible items	586	584
Tax effect of non-taxable items	(139)	(415)
Tax operating loss	121	15,851
Income tax expense	$–	$–

As of September 30, 2024, the operations in Hong Kong incurred $27,064 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $4,466 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of September 30, 2024 and March 31, 2024:

	September 30,	March 31,
	2024	2024

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$407,060	$399,210
Hong Kong tax regime	4,466	313,096
Less: valuation allowance	(411,526)	(712,306)
Deferred tax assets, net	$–	$–

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

During the six months ended September 30, 2024 and 2023, the Company outsourced and incurred technical consultancy services of $23,053 and $19,154 respectively to a related company which is related to a shareholder.

During the six months ended September 30, 2024 and 2023, the Company earned technical consultancy services income of $38,423 and $31,923 respectively to a related company which is related to a shareholder.

During the six months ended September 30, 2024 and 2023, the Company incurred consulting fee expenses of $33,000 and $0 respectively to a director - Wong Nga Yin Polin. As at September 30, 2024 and March 31, 2024, the balances payable to Wong Nga Yin Polin was $66,000 and $33,000 respectively.

The amount due from a related party represented temporary advances to the related party for research and development conducted. The amount due from a related party was $0 and $12,160, as of September 30, 2024 and March 31, 2024, respectively. The amount is unsecured, interest-free and recoverable on demand.

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 13 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended September 30, 2024, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $19,234 with $0 accounts receivable at September 30, 2024.

For the three months ended September 30, 2023, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $19,166, with $42,492 accounts receivable at September 30, 2023.

For the six months ended September 30, 2024, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $38,423 with $0 accounts receivable at September 30, 2024.

For the six months ended September 30, 2023, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $31,923, with $42,492 accounts receivable at September 30, 2023.

(b)       Major vendors

For the three months ended September 30, 2024, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in Hong Kong, and accounted for 100% of the Company’s cost of revenue amounting to $11,540 with $0 related party balances at September 30, 2023.

For the three months ended September 30, 2023, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in PRC, and accounted for 100% of the Company’s cost of revenue amounting to $11,500, with $22,714 related party balances at September 30, 2023.

For the six months ended September 30, 2024, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in PRC, and accounted for 100% of the Company’s cost of revenue amounting to $23,053, with $0 related party balances at September 30, 2024.

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

NOTE – 14 COMMITMENTS AND CONTINGENCIES

As of September 30, 2024, the Company has no material commitments or contingencies.

NOTE – 15 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024, up through the date the Company issued the unaudited condensed consolidated financial statements. There were no material recognizable subsequent events since September 30, 2024.

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

As of September 30, 2024, the Company disposed Powertech and Powertech Corp, the gain on disposal was $2,513,875.

For the six months ended September 30, 2024 and 2023, we reported a net income (loss) of $2,336,135 and $450,832, respectively. As of September 30, 2024, and March 31, 2024, we had current assets of $0 and $132,876, respectively, and current liabilities of $695,181 and $3,165,453, respectively.

Our unaudited condensed consolidated financial statements for the six months ended September 30, 2024 and 2023 were prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

Our corporate organization chart is as below:

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table sets forth certain operational data for the periods indicated:

	Three months ended September 30,
	2024	2023
Revenue, net	$19,234	$19,166
Cost of revenue	(11,540)	(11,500)
Gross profit	7,694	7,666
Operating expenses:
Research and development expenses	–	(76,281)
Sales and marketing expenses	–	(392)
General and administrative expenses	(23,782)	(140,754)
Loss from operation	(23,782)	(209,427)
Other income (expense), net	2,513,875	(100,711)
Loss before income taxes	2,497,787	(310,472)
Income tax expense	–	–
Net loss	$2,497,787	$(310,472)

Revenue

During the three months ended September 30, 2024, the following customer accounted for 10% or more of our total net revenue:

	Three months ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$19,234	100%	$–

During the three months ended September 30, 2023, the following customer accounted for 10% or more of our total net revenue:

	Six months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$19,166	100%	$42,492

Cost of Revenue

Cost of revenue for the three months ended September 30, 2024 and 2023, was $11,540 and $11,500, respectively.

Gross Profit

We achieved a gross profit of $7,694 and $7,666 for the three months ended September 30, 2024 and 2023, respectively. The gross profit remained steady.

Research and Development Expenses (“R&D”)

Research and development expenses were $0 and $76,281 for the three months ended September 30, 2024 and 2023, respectively. The decrease in expenses was due to no R&D activity associated with our smart chargers, power banks and IoT products development incurred for the three months ended September 30, 2024.

Sales and Marketing Expenses

Sales and marketing expenses were $0 and $392 for the three months ended September 30, 2024 and 2023, respectively. The expenses primarily include consulting fees. The decrease in expenses was due to no consulting fees incurred for the three months ended September 30, 2024.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $23,782 and $140,754 for the three months ended September 30, 2024 and 2023, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses decreased by approximately $116,972 in the three months ended September 30, 2024 from $140,754 in the three months ended September 30, 2023. The decrease was primarily attributable to the decrease in accounting fees, dues & subscriptions, government charges and membership expenses, offset by an increase in legal and professional fees.

Other income (expense), net

Other income (expense), net was $2,513,875 and $(100,711) for the three months ended September 30, 2024 and 2023, respectively. The increase was attributable to no amortization of deferred financing cost on commitment shares issued for capital funding and gain on disposal of subsidiaries of $2,513,875 incurred during the three months ended September 30, 2024.

Income Tax Expense

No income tax expense incurred during the three months ended September 30, 2024 and 2023.

Net loss

As a result of the above, we reported net income (loss) of $2,497,787 for the six months ended September 30, 2024, as compared to $310,472 for the three months ended September 30, 2023. The increase in net loss was mainly attributable to the decrease of G&A expenses and recorded gain on disposal of subsidiaries as mentioned above.

Comparison of the six months ended September 30, 2024 and 2023

The following table sets forth certain operational data for the periods indicated:

	Six months ended September 30,
	2024	2023
Revenue, net	$38,423	$31,923
Cost of revenue	(23,053)	(19,154)
Gross profit	15,370	12,769
Operating expenses:
Research and development expenses	(66,000)	(76,281)
Sales and marketing expenses	(66,000)	(3,428)
General and administrative expenses	(61,222)	(182,558)
Loss from operation	(177,852)	(249,498)
Other income (expense), net	2,513,987	(201,334)
Income (loss) before income taxes	2,336,135	(450,832)
Income tax expense	–	–
Net income (loss)	$2,336,135	$(450,832)

Revenue

During the six months ended September 30, 2024, the following customer accounted for 10% or more of our total net revenue:

	Six months ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$38,423	100%	$–

During the six months ended September 30, 2023, the following customer accounted for 10% or more of our total net revenue:

	Six months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$31,923	100%	$42,492

Cost of Revenue

Cost of revenue for the six months ended September 30, 2024 and 2023, was $23,053 and $19,154, respectively. The increase was primarily attributable to one more month of outsourced costs which was incurred for the six months ended September 30, 2024.

Gross Profit

We achieved a gross profit of $15,370 and $12,769 for the six months ended September 30, 2024 and 2023, respectively. The increase in gross profit was attributable to an relative growth in the revenue from technical consultancy services.

Research and Development Expenses (“R&D”)

Research and development expenses were $66,000 and $76,281 for the six months ended September 30, 2024 and 2023, respectively. The decrease in expenses was attributable to the decrease in R&D activity associated with our smart chargers, power banks and IoT products development.

Sales and Marketing Expenses

Sales and marketing expenses were $66,000 and $3,428 for the six months ended September 30, 2024 and 2023, respectively. The expenses primarily include consulting fees. The increase in expenses was primarily attributable to the increase in consulting fees.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $61,222 and $182,558 for the six months ended September 30, 2024 and 2023, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses decreased by approximately $121,336 in the six months ended September 30, 2024 from $182,558 in the six months ended September 30, 2023. The decrease was primarily attributable to the decrease in accounting fees, dues & subscriptions, government charges and membership expenses, offset by an increase in legal and professional fees.

Other income (expense), net

Other income (expense), net was $2,513,987 and $(201,334) for the six months ended September 30, 2024 and 2023, respectively. The increase was attributable to no amortization of deferred financing cost on commitment shares issued for capital funding and gain on disposal of subsidiaries of $2,513,875 incurred during the three months ended September 30, 2024.

Income Tax Expense

No income tax expense incurred during the six months ended September 30, 2024 and 2023.

Net loss

As a result of the above, we reported net income (loss) of $2,336,135 for the six months ended September 30, 2024, as compared to $450,832 for the six months ended September 30, 2023. The increase in net income (loss) was mainly attributable to the decrease in G&A expenses and recorded gain on disposal of subsidiaries as mentioned above.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the six months ended September 30, 2024 and 2023.

	Six months ended September 30,
	2024	2023
Net cash used in operating activities	$(75,625)	$(216,032)
Net cash used in investing activities	$(4,195)	$–
Net cash provided by financing activities	$91,919	$216,602

Net Cash Used In Operating Activities

For the six months ended September 30, 2024, net cash used in operating activities was $75,625, which consisted primarily of a net income of $2,336,135, an decrease in accrued liabilities and other payables of $8,680, an increase in account payables of $402, an increase in accrued consulting and service fee of 99,000, a decrease in deposits, prepayments and other receivables of $7,842, plus non-cash items such as, depreciation of $1,297, amortization of $2,254 and gain on disposal of subsidiaries of $2,513,875.

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

Net Cash Used in Investing Activities

For the six months ended September 30, 2024, net cash used in investing activities was $4,195, which consisted of cash outflow from disposal of subsidiaries.

For the six months ended September 30, 2023, no net cash was generated from investing activities.

Net Cash Provided by Financing Activities

For the six months ended September 30, 2024, net cash provided by financing activities was $91,919, which consisted of advances from related parties and accrued consulting expenses incurred.

For the six months ended September 30, 2023, net cash provided by financing activities was $216,602, which consisted of advances from related parties.

Going Concern

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $7,055,335 at September 30, 2024. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be significantly higher than 2023. As of September 30, 2024, we had an accumulated deficit of $7,055,335. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the six months ended September 30, 2024 and 2023.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that they were not effective as of September 30, 2024. Management has mitigated this risk by the engagement of an external consultant to ascertain compliance with the regulatory reporting requirements.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2024, as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior securities.

None.

ITEM 4. Mine Safety disclosures.

Not applicable.

ITEM 5. other information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 12, 2024

