Form 10-Q
period 2024-12-31
OneSolution Technology Inc.
filed 2025-02-14
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2024

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of December 31, 2024 was 6,650,786,818.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND MARCH 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2024	March 31, 2024
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,052	$1,556
Amount due from a related party	–	12,160
Prepayment to suppliers	–	83,926
Deposits, prepayments and other receivables	–	22,224

Total current assets	2,052	119,866

Non-current assets:
Property and equipment	–	2,524
Intangible assets	1,509	10,486

Total non-current assets	1,509	13,010

TOTAL ASSETS	$3,561	$132,876

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$–	$57,615
Accrued liabilities and other payables	214,749	241,158
Accrued consulting and service fee	264,000	399,000
Advance received from customer	–	287,567
Amounts due to related parties	717,005	2,180,113

Total current liabilities	1,195,754	3,165,453

TOTAL LIABILITIES	1,195,754	3,165,453

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.0001, 100,000,000 shares authorized, 50,000,000 shares undesignated as of December 31, 2024 and March 31, 2024	–	–
Series C Preferred Stock, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	30,000	30,000
Common stock, par value $0.0001, 36,000,000,000 shares authorized, 6,650,786,818 and 5,634,167,213 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	665,079	563,417
Common stock to be issued	–	15,000
Additional paid-in capital	5,794,218	5,750,885
Accumulated other comprehensive income (loss)	(91)	(409)
Accumulated deficit	(7,681,399)	(9,391,470)

Stockholders’ deficit	(1,192,193)	(3,032,577)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,561	$132,876

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Three Months ended December 31,		Nine Months ended December 31,
	2024	2023	2024	2023

Revenue, net	$19,239	$19,193	$57,662	$51,116
Cost of revenue	(11,544)	(11,515)	(34,597)	(30,669)

Gross profit	7,695	7,678	23,065	20,447

Operating expenses:
Research and development expenses	–	59	66,000	76,340
Sales and marketing expenses	130,000	–	196,000	3,428
General and administrative expenses	45,209	36,787	106,431	219,345
Total operating expenses	175,209	36,846	368,431	299,113

Loss from operations	(167,514)	(29,168)	(345,366)	(278,666)

Other income (expense):
Sundry income	–	–	112	–
Interest income	–	1	–	5
Interest expense	–	(100,681)	–	(302,019)
Loss on impairment of goodwill	(458,550)	–	(458,550)	–
Gain on disposal of subsidiaries	–	–	2,513,875	–
Total other income (expense), net	(458,550)	(100,680)	2,055,437	(302,014)

INCOME (LOSS) BEFORE INCOME TAXES	(626,064)	(129,848)	1,710,071	(580,680)

Income tax expense	–	–	–	–

NET INCOME (LOSS)	(626,064)	(129,848)	1,710,071	(580,680)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) gain	(943)	(5,865)	(16,533)	(10,544)

COMPREHENSIVE INCOME (LOSS)	$(627,007)	$(135,713)	$1,693,538	$(591,224)

Net income (loss) per share – Basic and Diluted*
– Basic	$0.00	$(0.00)	$0.00	$(0.00)
– Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average outstanding shares
– Basic	4,794,939,022	5,484,167,213	5,834,344,753	5,484,167,213
– Diluted	7,794,939,022	8,484,167,213	8,834,344,753	8,484,167,213

*	Less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Nine months ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,710,071	$(580,680)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation - property and equipment	1,297	1,941
Depreciation - right-of-use assets	–	29,526
Amortization	6,564	3,373
Non-cash lease expenses	–	747
Amortization of deferred financing cost	–	301,875
Loss on impairment of goodwill	458,550	–
Gain on disposal of subsidiaries	(2,513,875)	–

Change in operating assets and liabilities:
Accounts receivable	–	15,443
Deposit, prepayments and other receivables	7,842	8,594
Accrued liabilities and other payables	583	(82,540)
Accounts payables	402	102,698
Accrued consulting and service fees	294,995	–
Right-of-use assets and lease liabilities	–	(20,702)

Net cash used in operating activities	(33,571)	(219,725)

Cash flows from investing activities:
Cash outflow from acquisition of a subsidiary	1,030	–
Cash outflow from disposal of subsidiaries	(4,195)	–

Net cash used in investing activities	(3,165)	–

Cash flows from financing activities:
Advances from related parties	51,837	236,308

Net cash provided by financing activities	51,837	236,308

Foreign currency translation adjustment	(14,605)	(19,465)

Net change in cash and cash equivalents	496	(2,882)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,556	4,911

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,052	$2,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series C Preferred stock		Common stock		Common stock to be issued		Additional	Accumulated other comprehensive		Total
	No. of		No. of		No. of		paid-in	income	Accumulated	stockholders’
	shares	Amount	shares	Amount	shares	Amount	capital	(loss)	losses	deficit

Balance as of April 1, 2023	30,000,000	$30,000	5,484,167,213	$548,417	–	$–	$5,666,885	$5,364	$(7,884,001)	$(1,633,335)
Foreign translation adjustment	–	–	–	–	–	–	–	(3,486)	–	(3,486)
Net loss for the period	–	–	–	–	–	–	–	–	(140,360)	(140,360)
Balance as of June 30, 2023	30,000,000	$30,000	5,484,167,213	$548,417	–	$–	$5,666,885	$1,878	$(8,024,361)	$(1,777,181)
Foreign translation adjustment	–	–	–	–	–	–	–	(1,193)	–	(1,193)
Net loss for the period	–	–	–	–	–	–	–	–	(310,472)	(310,472)
Balance as of September 30, 2023	30,000,000	$30,000	5,484,167,213	$548,417	–	$–	$5,666,885	$685	$(8,334,833)	$(2,088,846)
Foreign translation adjustment	–	–	–	–	–	–	–	(5,865)	–	(5,865)
Net loss for the period	–	–	–	–	–	–	–	–	(129,848)	(129,848)
Balance as of December 31, 2023	30,000,000	$30,000	5,484,167,213	$548,417	–	$–	$5,666,885	$(5,180)	$(8,464,681)	$(2,224,559)

Balance as of April 1, 2024	30,000,000	$30,000	5,634,167,213	$563,417	150,000,000	$15,000	$5,750,885	$(409)	$(9,391,470)	$(3,032,577)
Share issued for services rendered	–	–	150,000,000	15,000	(150,000,000)	(15,000)	–	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	(4,782)	–	(4,782)
Net loss for the period	–	–	–	–	–	–	–	–	(161,652)	(161,652)
Balance as of June 30, 2024	30,000,000	$30,000	5,784,167,213	$578,417	–	$–	$5,750,885	$(5,191)	$(9,553,122)	$(3,199,011)
Disposal of subsidiaries	–	–	–	–	–	–	–	16,851	–	16,851
Foreign translation adjustment	–	–	–	–	–	–	–	(10,808)	–	(10,808)
Net income for the period	–	–	–	–	–	–	–	–	2,497,787	2,497,787
Balance as of September 30, 2024	30,000,000	$30,000	5,784,167,213	$578,417	–	$–	$5,750,885	$852	$(7,055,335)	$(695,181)
Share issued for services rendered			866,666,664	86,667	–	–	43,333	–	–	130,000
Share cancellation			(47,059)	(5)	–	–	–	–	–	(5)
Foreign translation adjustment	–	–	–	–	–	–	–	(943)	–	(943)
Net income for the period	–	–	–	–	–	–	–	–	(626,064)	(626,064)
Balance as of December 31, 2024	30,000,000	$30,000	6,650,786,818	$665,079	–	$–	$5,794,218	$(91)	$(7,681,399)	$(1,192,193)

*Adjusted retrospectively for amendment in the par value of common stock (refer Note 8)

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE － 1 BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on July 16, 2024.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid-up capital	Effective interest held

Powertech Management Limited #	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

Powertech Corporation Limited #	Hong Kong	Provision of information technology services	10,000 ordinary shares for HK$10,000	100%

OneSolution Holdings Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

OneSolution Management Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

OneSolution Innotech Limited	Hong Kong	Product development and trading	10,000 ordinary shares for HK$10,000	100%

Heavenly Grace Limited*	Hong Kong	Product development and trading	10,000 ordinary shares for HK$10,000	100%

#	these subsidiaries were disposed under the corporate restructuring exercise during the nine months ended December 31, 2024.

*	these subsidiaries were acquired under the corporate restructuring exercise during the nine months ended December 31, 2024.

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

ASC Topic 280, Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. For the nine months ended December 31, 2024 and 2023, the Company operates in one reportable operating segment in Hong Kong.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2024 and March 31, 2024, there was no allowance for doubtful accounts.

•	Allowance for expected credit losses

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. The Company’s allowance for expected credit loss estimates the amount of expected future credit losses by analyzing accounts receivables balance by age and applying historical write-off and collection experience. The Company’s estimate separately considers macroeconomics trends, specific circumstances and credit conditions of customer receivables. Account balances are written off against the allowance when it is determined the receivable will not be recovered. There was no allowance for expected credit loss for the nine months ended December 31, 2024 and 2023.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the nine months ended December 31, 2024 and 2023.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the nine months ended December 31, 2024 and 2023.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended December 31, 2024 and 2023.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Period-end HKD:US$ exchange rate	0.1288	0.1281
Annualized average HKD:US$ exchange rate	0.1283	0.1278

•	Comprehensive income

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

Amortization expense for the three months ended December 31, 2024 and 2023 were $0 and $100,625, respectively.

Amortization expense for the nine months ended December 31, 2024 and 2023 were $0 and $301,875, respectively.

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

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $7,681,399 at December 31, 2024. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholder and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

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

As a result, the Company recorded a gain of $2.5 million from the disposal of subsidiaries.

NOTE – 6 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,	March 31,
	2024	2024

Office equipment	$3,168	$12,007
Furniture and fixtures	22,147	15,667
Computer equipment	73,126	26,939
Leasehold improvement	199,783	–
Foreign translation difference	–	177
	298,224	54,790
Less: accumulated depreciation	(298,224)	(52,106)
Less: foreign translation difference	–	(160)
	$–	$2,524

Depreciation expenses for the three months ended December 31, 2024 and 2023 were $0 and $648, respectively.

Depreciation expenses for the nine months ended December 31, 2024 and 2023 were $1,297 and $1,941, respectively.

NOTE – 7 INTANGIBLE ASSETS

As of December 31, 2024 and March 31, 2024, intangible assets consisted of the following:

	Useful life	December 31, 2024	March 31, 2024
At cost:
Website development cost	5 years	$–	$21,147
Trademarks	10 years	41,746	2,545
Less: accumulated amortization		(40,237)	(13,254)
Foreign translation adjustment		–	48
		$1,509	$10,486

Amortization of intangible assets for the three months ended December 31, 2024 and 2023 were $4,310 and $1,126, respectively.

Amortization of intangible assets for the nine months ended December 31, 2024 and 2023 were $6,564 and $3,373, respectively.

NOTE – 8 AMOUNTS DUE FROM (TO) RELATED PARTIES

The amount due from a related party represented temporary advances to the related party for research and development conducted. The amount due from a related party was $0 and $12,160, as of December 31, 2024 and March 31, 2024, respectively. The amount is unsecured, interest-free and recoverable on demand.

The amount due to related parties was $717,005 and $2,180,113 as of December 31, 2024 and March 31, 2024, respectively. As at December 31, 2024, $717,005 represented temporary advances for working capital purpose. As of March 31, 2024, $2,134,326 and $45,787 represented temporary advances for working capital purpose and trade nature purpose respectively. The amounts are due to the Company’s shareholders and their controlling companies, which were unsecured, interest-free and are repayable on demand.

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

As of December 31, 2024 and March 31, 2024, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

On April 12, 2024, the Company issued 150,000,000 shares of its common stock to settle the consulting and service fee to consultants who rendered services to the Company.

On December 6, 2024, 47,059 shares of its common stock were cancelled.

On December 13, 2024, the Company issued 866,666,664 shares of its common stock to settle the consulting and service fee to consultants who rendered services to the Company.

As of December 31, 2024 and March 31, 2024, the Company had a total of 6,650,786,818 shares and 5,634,167,213 shares of its common stock issued and outstanding, respectively.

NOTE – 10 NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the nine months ended December 31, 2024 and 2023:

	Nine months ended December 31,
	2024	2023

Net income (loss) attributable to common shareholders	$1,710,071	$(580,680)

Weighted average common shares outstanding:
– Basic	5,834,344,753	5,484,167,213
– Diluted	8,834,344,753	8,484,167,213

Net income (loss) per share:
– Basic	$0.00	$(0.00)
– Diluted	$0.00	$(0.00)

#	Less than $0.001

NOTE – 11 INCOME TAX

For the nine months ended December 31, 2024 and 2023, the local (“United States of America”) and foreign components of loss before income taxes comprised of the following:

	Nine months ended December 31,
	2024	2023

Tax jurisdiction from:
– Local	$(536,737)	$(470,812)
– Foreign, including
British Virgin Islands	2,246,959	(8,779)
Hong Kong	(151)	(101,089)

Income (loss) before income taxes	$1,710,071	$(580,680)

The provision for income taxes consisted of the following:

Nine months ended December 31,
	2024	2023

Current tax:
– Local	$–	$–
– Foreign	–	–

Deferred tax
– Local	–	–
– Foreign	–	–

Income tax expense	$–	$–

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

As of December 31, 2024, the operations in the United States of America incurred $2,437,739 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $511,925 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended December 31, 2024 and 2023 is as follows:

	Nine months ended December 31,
	2024	2023

Loss before income taxes	$(151)	$(101,089)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(25)	(16,680)
Tax effect of non-deductible items	1,301	877
Tax effect of non-taxable items	(140)	(225)
Tax operating loss	(1,136)	16,028
Income tax expense	$–	$–

As of December 31, 2024, the operations in Hong Kong incurred $19,561 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $4,311 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2024 and March 31, 2024:

	December 31,	March 31,
	2024	2024

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$511,925	$399,210
Hong Kong tax regime	4,311	313,096
Less: valuation allowance	(16,236)	(712,306)
Deferred tax assets, net	$–	$–

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

During the nine months ended December 31, 2024 and 2023, the Company outsourced and incurred technical consultancy services of $34,597 and $30,669 respectively to a related company which is related to a shareholder.

During the nine months ended December 31, 2024 and 2023, the Company earned technical consultancy services income of $57,662 and $51,116 respectively to a related company which is related to a shareholder.

During the nine months ended December 31, 2024 and 2023, the Company incurred consulting fee expenses of $66,000 and $0 respectively to a director - Wong Nga Yin Polin. As at December 31, 2024 and March 31, 2024, the balances payable to Wong Nga Yin Polin was $0 and $33,000 respectively.

The amount due from a related party represented temporary advances to the related party for research and development conducted. The amount due from a related party was $0 and $12,160, as of December 31, 2024 and March 31, 2024, respectively. The amount is unsecured, interest-free and recoverable on demand.

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 13 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended December 31, 2024, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $19,239 with $0 accounts receivable at December 31, 2024.

For the three months ended December 31, 2023, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $19,193 with $3,635 accounts receivable at December 31, 2023.

For the nine months ended December 31, 2024, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $57,662 with $0 accounts receivable at December 31, 2024.

For the nine months ended December 31, 2023, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $51,116, with $3,635 accounts receivable at December 31, 2023.

(b)       Major vendors

For the three months ended December 31, 2024, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in Hong Kong, and accounted for 100% of the Company’s cost of revenue amounting to $11,543 with $0 related party balances at December 31, 2024.

For the three months ended December 31, 2023, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in PRC, and accounted for 100% of the Company’s cost of revenue amounting to $11,515, with $34,331 related party balances at December 31, 2023.

For the nine months ended December 31, 2024, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in PRC, and accounted for 100% of the Company’s cost of revenue amounting to $34,597, with $0 related party balances at December 31, 2024.

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

NOTE – 14 COMMITMENTS AND CONTINGENCIES

As of December 31, 2024, the Company has no material commitments or contingencies.

NOTE – 15 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024, up through the date the Company issued the unaudited condensed consolidated financial statements. There were no material recognizable subsequent events since December 31, 2024.

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

For the nine months ended December 31, 2024 and 2023, we reported a net income (loss) of $1,710,071 and $(580,680), respectively. As of December 31, 2024, and March 31, 2024, we had current assets of $2,052 and $119,866, respectively, and current liabilities of $1,195,754 and $3,165,453, respectively.

Our unaudited condensed consolidated financial statements for the nine months ended December 31, 2024 and 2023 were prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

Our corporate organization chart is as below:

OneSolution Technology Inc.
(Delaware)
(US OTC: KRFG)
100%
OneSolution Holdings Limited
(BVI)
100%
Heavenly Grace Limited
(HK)
100%
OneSolution Management Limited
(BVI)
100%
OneSolution Innotech Limited
(HK)

Results of Operations

Comparison of the three months ended December 31, 2024 and 2023

The following table sets forth certain operational data for the periods indicated:

	Three months ended December 31,
	2024	2023
Revenue, net	$19,239	$19,193
Cost of revenue	(11,544)	(11,515)
Gross profit	7,695	7,678
Operating expenses:
Research and development expenses	–	(59)
Sales and marketing expenses	(130,000)	–
General and administrative expenses	(45,209)	(36,787)
Loss from operation	(167,514)	(29,168)
Other expense, net	(458,550)	(100,680)
Loss before income taxes	(626,064)	(129,848)
Income tax expense	–	–
Net loss	$(626,064)	$(129,848)

Revenue

During the three months ended December 31, 2024, the following customer accounted for 10% or more of our total net revenue:

	Three months ended December 31, 2024		December 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$19,239	100%	$–

During the three months ended December 31, 2023, the following customer accounted for 10% or more of our total net revenue:

	Three months ended December 31, 2023		December 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$19,193	100%	$3,635

Cost of Revenue

Cost of revenue for the three months ended December 31, 2024 and 2023, was $11,544 and $11,515, respectively.

Gross Profit

We achieved a gross profit of $7,695 and $7,678 for the three months ended December 31, 2024 and 2023, respectively. The gross profit remained steady.

Research and Development Expenses (“R&D”)

Research and development expenses were $0 and $59 for the three months ended December 31, 2024 and 2023, respectively. The decrease in expenses was due to no R&D activity associated with our smart chargers, power banks and IoT products development incurred for the three months ended December 31, 2024.

Sales and Marketing Expenses

Sales and marketing expenses were $130,000 and $0 for the three months ended December 31, 2024 and 2023, respectively. The expenses primarily include consulting fees.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $45,209 and $36,787 for the three months ended December 31, 2024 and 2023, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses increased by approximately $8,422 in the three months ended December 31, 2024 from $36,787 in the three months ended December 31, 2023. The increase was primarily attributable to the increase in dues & subscriptions, government charges and membership expenses.

Other expense, net

Other expense, net was $458,550 and $100,680 for the three months ended December 31, 2024 and 2023, respectively. The increase was attributable to no amortization of deferred financing cost on commitment shares issued for capital funding and loss on impairment of goodwill of $458,550 incurred during the three months ended December 31, 2024.

Income Tax Expense

No income tax expense incurred during the three months ended December 31, 2024 and 2023.

Net loss

As a result of the above, we reported net loss of $626,064 for the nine months ended December 31, 2024, as compared to $129,848 for the three months ended December 31, 2023. The increase in net loss was mainly attributable to the loss on impairment of goodwill of $458,550 incurred as mentioned above.

Comparison of the nine months ended December 31, 2024 and 2023

The following table sets forth certain operational data for the periods indicated:

	Nine months ended December 31,
	2024	2023
Revenue, net	$57,662	$51,116
Cost of revenue	(34,597)	(30,669)
Gross profit	23,065	20,447
Operating expenses:
Research and development expenses	(66,000)	(76,340)
Sales and marketing expenses	(196,000)	(3,428)
General and administrative expenses	(106,431)	(219,345)
Loss from operation	(345,366)	(278,666)
Other income (expense), net	2,055,437	(302,014)
Income (loss) before income taxes	1,710,071	(580,680)
Income tax expense	–	–
Net income (loss)	$1,710,071	$(580,680)

Revenue

During the nine months ended December 31, 2024, the following customer accounted for 10% or more of our total net revenue:

	Nine months ended December 31, 2024		December 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$57,662	100%	$–

During the nine months ended December 31, 2023, the following customer accounted for 10% or more of our total net revenue:

	Nine months ended December 31, 2023		December 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$51,116	100%	$3,635

Cost of Revenue

Cost of revenue for the nine months ended December 31, 2024 and 2023, was $34,597 and $30,669, respectively. The increase was primarily attributable to one more month of outsourced costs which was incurred for the nine months ended December 31, 2024.

Gross Profit

We achieved a gross profit of $23,065 and $20,447 for the nine months ended December 31, 2024 and 2023, respectively. The increase in gross profit was attributable to an relative growth in the revenue from technical consultancy services.

Research and Development Expenses (“R&D”)

Research and development expenses were $66,000 and $76,340 for the nine months ended December 31, 2024 and 2023, respectively. The decrease in expenses was attributable to the decrease in R&D activity associated with our smart chargers, power banks and IoT products development.

Sales and Marketing Expenses

Sales and marketing expenses were $196,000 and $3,428 for the nine months ended December 31, 2024 and 2023, respectively. The expenses primarily include consulting fees. The increase in expenses was primarily attributable to the increase in consulting fees.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $106,431 and $219,345 for the nine months ended December 31, 2024 and 2023, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses decreased by approximately $112,914 in the nine months ended December 31, 2024 from $219,345 in the nine months ended December 31, 2023. The decrease was primarily attributable to the decrease in government charges, legal and professional fees, amotization of right-of-use assets and printing and stationery expenses.

Other income (expense), net

Other income (expense), net was $2,055,437 and $(302,014) for the nine months ended December 31, 2024 and 2023, respectively. The increase was attributable to no amortization of deferred financing cost on commitment shares issued for capital funding and gain on disposal of subsidiaries of $2,513,875 offset by loss on impairment of goodwill $458,550 incurred during the nine months ended December 31, 2024.

Income Tax Expense

No income tax expense incurred during the nine months ended December 31, 2024 and 2023.

Net loss

As a result of the above, we reported net income (loss) of $1,710,071 for the nine months ended December 31, 2024, as compared to $(580,680) for the nine months ended December 31, 2023. The increase in net income (loss) was mainly attributable to the decrease in G&A expenses and recorded gain on disposal of subsidiaries as mentioned above.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the nine months ended December 31, 2024 and 2023.

	Nine months ended December 31,
	2024	2023
Net cash used in operating activities	$(33,571)	$(219,725)
Net cash used in investing activities	$(3,165)	$–
Net cash provided by financing activities	$51,837	$236,308

Net Cash Used In Operating Activities

For the nine months ended December 31, 2024, net cash used in operating activities was $33,571, which consisted primarily of a net income of $1,710,071, an increase in accrued liabilities and other payables of $583, an increase in account payables of $402, an increase in accrued consulting and service fee of 294,995, a decrease in deposits, prepayments and other receivables of $7,842, plus non-cash items such as, depreciation of $1,297, amortization of $6,564, loss on impairment of goodwill of $458,550 and gain on disposal of subsidiaries of $2,513,875.

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

Net Cash Used in Investing Activities

For the nine months ended December 31, 2024, net cash used in investing activities was $3,165, which consisted of cash outflow from disposal of subsidiaries of $4,195 and cash inflow from acquisition of a subsidiary of $1,030.

For the nine months ended December 31, 2023, no net cash was generated from investing activities.

Net Cash Provided by Financing Activities

For the nine months ended December 31, 2024, net cash provided by financing activities was $51,837, which consisted of advances from related parties and accrued consulting expenses incurred.

For the nine months ended December 31, 2023, net cash provided by financing activities was $236,308, which consisted of advances from related parties.

Going Concern

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $7,681,399 at December 31, 2024. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be significantly higher than 2023. As of December 31, 2024, we had an accumulated deficit of $7,681,399. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the nine months ended December 31, 2024 and 2023.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that they were not effective as of December 31, 2024. Management has mitigated this risk by the engagement of an external consultant to ascertain compliance with the regulatory reporting requirements.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior securities.

None.

ITEM 4. Mine Safety disclosures.

Not applicable.

ITEM 5. other information.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock (3)
4.2	Description of Securities (1)
5	Opinion of Ravenscroft & Schmierer (4)
10.1	Share Exchange Agreement dated December 15, 2021, by and among King Resources, Inc., Powertech Management Limited, a British Virgin Island corporation, FU Wah and Silver Bloom Properties Limited (2)
10.2	King Resources, Inc. 2022 Stock Incentive Plan (5)
21	Subsidiaries (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

_______________________

*	Filed herewith
(1)	Incorporated by reference to the Exhibits of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2024.
(2)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 14, 2022.
(3)	Incorporated by reference to the Exhibits of Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 25, 2022.
(4)	Incorporated by reference to the Exhibits of Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022.
(5)	Incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 9, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONESOLUTION TECHNOLOGY INC.

By:	/s/ Wong Nga Yin Polin
Name: Wong Nga Yin Polin
Title: Chief Executive Officer, Chief Financial Officer, Secretary and Director

Date: February 14, 2025

