Form 10-K
period 2025-03-31
OneSolution Technology Inc.
filed 2025-07-15
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at July 8, 2025
Common Stock, $0.0001 par value per share	6,650,786,818 shares

The aggregate market value of the 1,972,285,596 shares of Common Stock of the registrant held by non-affiliates on September 30, 2024, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $394,457.12.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

INTRODUCTORY COMMENT

We are not a Hong Kong operating company but a Delaware holding company with operations conducted through our wholly owned subsidiaries: (i) OneSolution Holdings Limited (“OSH”), a BVI limited liability holding company formed in August 23, 2022; (ii) Heavenly Grace Limited (“Heavenly Grace”), a Hong Kong limited liability company formed in June 13, 2012; (iii) OneSolution Management Limited (“OSM”), a BVI limited liability company formed in August 24, 2022; and (iv) OneSolution Innotech Limited (“OSIL”), a Hong Kong limited liability company formed in September 2, 2022. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong operating subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and the People’s Republic of China (“the PRC”) authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.”

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

ii

The recent joint statement by the U.S. Securities and Exchange Commission (“SEC”) and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the SEC adopted rules to implement the HFCAA. Pursuant to the HFCAA, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Nigeria and is subject to PCAOB’s inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Nigerian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors – The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.”

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

References in this annual report to the “Company,” “KRFG,” “we,” “us” and “our” refer to OneSolution Technology Inc., a Delaware company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

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

OneSolution Technology Inc. is permitted under Delaware laws to provide funding to our subsidiaries in Hong Kong and the British Virgin Islands through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiaries, OneSolution Innotech Limited and Heavenly Grace Limited, and British Virgin Islands subsidiaries, OneSolution Holdings Limited and OneSolution Management Limited, are also permitted under the laws of Hong Kong and the British Virgin Islands to provide funding to OneSolution Technology Inc. through dividend distributions without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the parent company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the parent company and its subsidiaries.

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

Currently, the treasury function of OneSolution Technology Inc. and its subsidiaries is centralized and operated by the finance department of Heavenly Grace located in Hong Kong under the management of its chief financial officer. In order to provide a process and guidance on collecting, accounting for, and safeguarding all cash and cash equivalents of OneSolution Technology Inc. and its subsidiaries, we have established a cash management policy that includes procedures on receiving funds, depositing funds, and proper documentation and recording of cash.

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

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from OneSolution Technology Inc. to our Hong Kong subsidiaries or from our Hong Kong subsidiaries to OneSolution Technology Inc. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of Hong Kong dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S. investors.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Annual Report.

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

viii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Heavenly Grace Limited (“Heaven Grace”), our primary operating subsidiary, is engaged in the arts and collectibles business. Heavenly Grace commenced operations in Hong Kong in April 2025 and operates both an online and physical arts and collectibles trading business. Heavenly Grace utilizes blockchain and NFT technologies to create title documentation and a transparent ledger for each artwork or collectible to enhance the overall experience of each collector in order to facilitate sale transaction logistics. Through our physical arts and collectibles business, we provide authentication, valuation and certification (“AVC”) service, sale and purchase, hire purchase, financing, custody, security and exhibition (“CSE”) services to art and collectibles buyers through traditional methods as well as through leveraging blockchain technology through the creation of Digital Ownership Tokens (“DOTs”). We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

We purchase collectibles at a discount from market value as determined in accordance with valuations performed by market recognized valuation experts. We then sell the collectibles at or over market valuation price either through our online trading platform or through third-party auction houses. We primarily source our collectibles from China and Hong Kong, but we expect to expand our collectible sources worldwide as opportunity permits. In the future, we plan to open up our online trading platform to connect sellers and collectors and enable them to conduct transactions in exchange for platform and transaction fees from the sellers, without the workload handling the selling of the collectibles.

Our trading platform is hosted in Hong Kong, and we work primarily with third-party auction houses in Hong Kong and France.

We generally do not maintain custody of the DOTs or crypto assets. Any DOTs sold by the Company as ownership documents in association with the underlying physical artwork or collectible are minted and held by third parties. Where possible, we adopt a “sell then mint” process, where the DOTs are not minted unless they have been sold. This is in line with how legal documents are created where an Assignment is only drafted and signed after a sale of a property (e.g., scanned copies of an Assignment can be created in PDF form thereafter). The DOT merely a digital ownership title to a physical item.

Before the DOTs are sold, we store the underlying physical art pieces in our warehouse. We have purchased insurance that covers the art pieces stored in our warehouse. After the DOTs are sold, customers can choose to ship out the underlying art pieces or not. If customers want to ship out the art pieces, they will have to pay for the shipping and insurance fees.

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

We generated revenue of $76,921 and $70,296 for the years ended March 31, 2025 and 2024, respectively. We reported a net income of $1,948,092 and a net loss of $1,507,469 for the years ended March 31, 2025 and 2024, respectively. We had current assets of $2,417 and current liabilities of $956,950 as of March 31, 2025. As of March 31, 2024, our current assets and current liabilities were $119,866 and $3,165,453, respectively. We have prepared our consolidated financial statements for the years ended March 31, 2025 and 2024 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders.

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

Our corporate organization chart is as below:

OneSolution Technology Inc. is a holding company with no operations. It operates solely through its subsidiaries. We have four wholly-owned subsidiaries: (i) OneSolution Holdings Limited (“OSH”), a BVI limited liability company formed in August 23, 2022; (ii) Heavenly Grace Limited (“Heavenly Grace”), a Hong Kong limited liability company formed in June 13, 2012; (iii) OneSolution Management Limited (“OSM”), a BVI limited liability company formed in August 24, 2022; and (iv) OneSolution Innotech Limited (“OSIL”), a Hong Kong limited liability company formed in September 2, 2022.

History and Development of the Company

We were incorporated in the state of Delaware on September 8, 1995, under the name ARXA International Energy, Inc. On June 4, 2001, we changed our name to King Resources, Inc.. Effective December 27, 2023, we changed our name to OneSolution Technology Inc., our current name.

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

Certain corporate developments of the Company

Effective December 27, 2023, the Company amended its Certificate of incorporation to: (i) change its name to OneSolution Technology Inc.; (ii) increase the authorized capital stock from 6,085,000,000, consisting of 6,000,000,000 shares of common stock, par value $0.001, and 85,000,000 shares of preferred stock, to 36,100,000,000 consisting of 36,000,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001; (iii) elect not to be governed by Section 203 of the Delaware General Corporation Law; and (iv) adopt the Amended and Restated Certificate of Incorporation for the purpose of consolidating the amendments to the Company’s Certificate of Incorporation and to conform the par values of the preferred stock.

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

On January 22, 2025, the board of directors of the Company and certain stockholders holding a majority of the voting rights of our common stock approved by written consent in lieu of a special meeting the taking of all steps necessary to effect the corporate actions as described below:

1.	Amend the Company’s Certificate of Incorporation filed with the Delaware Secretary of State (the “Certificate of Incorporation”) to change the Company’s name to King Resources, Inc.;
2.	Amend the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State (the “Certificate of Incorporation”) to effect a 1-for-10,000 reverse stock split of our issued and outstanding Common Stock (the “Reverse Stock Split”);
3.	Issue to all shareholders that directly as a result of the Reverse Stock Split would hold less than 100 shares of common stock of the Company (each, an “Affected Shareholder”) such number of additional shares of common stock so that each Affected Shareholder shall hold 100 shares of common stock of the Company after the Reverse Stock Split; and
4.	Ratify certain prior corporate acts as valid acts of the Company.

The Company is in the process of undergoing FINRA review regarding the above mentioned corporate actions.

Disposition of Powertech and Acquisition of Heavenly Grace

On September 30, 2024, the Company conducted a corporate restructuring and disposed of all equity interests in Powertech Management Limited and Powertech Corporation Limited, and the disposal of these subsidiaries resulted from a net gain of $2,513,875. As a result, the Company exited its former smart power supply business.

On November 21, 2024, the Company acquired Heavenly Grace Limited from a related party at its net carrying value of approximately $7,000, which did not operate any businesses in prior years. The Company is operating its arts and collectibles business through Heavenly Grace Limited.

Our Business

According to The Art Basel and UBS Global Art Market Report 2021, the global arts market annual transactional volume is estimated to be $50.1 billion for 2020. According to Forbes, the global collectibles market reached $370 billion in 2016. Reuters reported that the collectible NFT market is approximately $13.7 million in the first half of 2020. Our DOT builds on top of the blockchain NFT technologies as the underlying technology infrastructure, even though we are still in the early stages in adoption of our DOTs, the trading volume of NFTs as reported by Reuters for the first half of 2021 has already reached approximately at $2.5 billion. Building on top of the blockchain NFT technologies, we believe DOTs have the potential to be as revolutionary and widely adopted as the internet. The unique properties of DOTs position them as a digital alternative to representing ownership of art and collectible pieces. We expect the DOT ecosystem to expand into the mainstream of art community around the world in the coming decades.

Heavenly Grace Limited (“Heaven Grace”), our primary operating subsidiary, is engaged in the arts and collectibles business and operates both an online and physical arts and collectibles trading platform. The vision of Heavenly Grace is to modernize the way we buy, collect and trade art and collectible pieces to provide a more pleasurable, transparent, and value enhancing experience for the collector and artist communities.

Heavenly Grace currently purchases collectibles that have been appraised by market recognized professionals. These collectibles are acquired at a discount of up to 50% of appraised value and are primarily sourced collectibles from China and Hong Kong. We then sell the collectibles at or over the appraised valuation price either through our online trading platform or through third-party auction houses located in Hong Kong or France. Heavenly Grace is able to make a profit from the sale if it is able to sell the collectibles at a price above its total costs of acquisition. In the future, we expect to expand our collectible sources worldwide as opportunity permits.

We are also continuing to develop our online trading platform to incorporate P2P capabilities to allow sellers and collectors to directly engage and conduct transactions in exchange for platform and transaction fees from the sellers. We expect our P2P development to proceed as working capital permits. Our online trading platform is hosted in Hong Kong.

Digital Ownership Token (DOT)

A few of the challenges with collecting physical arts and collectibles are provenance of the piece, authenticity and valuation. To facilitate the online and offline sales of collectibles, Heavenly Grace utilizes blockchain and NFT technologies to create title documentation and a transparent ledger for each artwork or collectible to enhance the overall experience of each collector in order to facilitate sale transaction logistics. In addition, we also provide authentication, valuation and certification (“AVC”) service, sale and purchase, hire purchase, financing, custody, security and exhibition (“CSE”) services to art and collectibles buyers through traditional methods as well as through leveraging blockchain technology through the creation of Digital Ownership Tokens (“DOTs”).

Technologically, we store the authenticated information of the items, as well as their relative trading and ownership history using NFT technology, which we call Digital Ownership Token (“DOT”). All items that we acquire will be tagged with a DOT and the information will be stored using the blockchain technology. We believe that DOTs can serve as a trusted certification of authenticity for collectible items. We also offer the tagging of DOTs for clients onto their own collectible items.

We intend to leverage blockchain technology to help resolve the issues of provenance, authenticity and ownership in the arts and collectibles market. We intend to embed into the blockchain for each art or collectible piece an independently appraised valuation, a 3D rendering of the piece, a high-definition photo of the piece, an AI recognition file of the piece and a set of legal documents to provide proof of ownership and provenance of the piece to the blockchain. Each piece will be minted into an individual DOT with the list of items embedded. The DOTs are intended to provide assurance on the authenticity of art or collectible pieces as well as act as a record of ownership transfers using blockchain technology to establish provenance of the piece. We believe this type of DOT would address some of the key challenges collectors presently face with arts and collectibles.

The metadata of an NFT allows very little information to be included. Generally, NFTs may contain a link to where an image is stored, while bundling terms and conditions governing the image, which are not incorporated in the NFT itself.

With this method, not only the DOT is immutable by nature, the information pointed by the link in metadata of the DOT cannot be changed as well since it is also saved in a decentralized storage system. The costs involved include (1) the 3D scanning of the item which takes between 2-3 days to be scanned and rendered, (2) the taking of high quality images for each of the item, (3) the training of the AI recognition file which takes between 3-5 days, (4) obtaining a valuation report from the independent appraiser, and (5) minting the DOT onto the blockchain

We use NFT technology to create our DOTs so that we can enhance the way people collect artwork. Each piece will be minted by third parties into an individual DOT with the list of items embedded. We expect to mint our DOTs on the Binance Smart Chain and the Polygon Chain. We chose these two blockchains based on the criteria of (i) fees, (ii) carbon footprint, and (iii) marketplaces. Binance Smart Chain has higher fees and carbon footprint than Polygon but caters to a different market segment, which is the market that is familiar with the Binance ecosystem. We used them when we needed to access the market segment that Binance Smart Chain targets and Polygon Chain does not target. Polygon Chain had lower fees and carbon footprint as compared to Binance Smart Chain and was accepted by many marketplaces.

The DOTs are intended to provide assurance on the authenticity of art or collectible pieces as well as act as a record of ownership transfers using blockchain technology to establish provenance of the piece. We believe this type of DOT would address some of the key challenges collectors presently face with arts and collectibles. The DOTs were not sold as separate products but instead represented ownership title to the physical artwork on our platform in order to facilitate transaction logistics.

We generally do not mint or maintain custody of the DOTs or crypto assets. Where possible, we adopt a “sell then mint” process, where the DOTs are not minted unless the item have been sold. This is in line with how legal documents are created where an Assignment is only drafted and signed after a sale of a property (e.g., scanned copies of an Assignment can be created in PDF form thereafter). The DOT merely a digital ownership title to a physical item.

Before the DOTs are sold, we store the underlying physical art pieces in our warehouse. We have purchased insurance that covers the art pieces stored in our warehouse. After the DOTs are sold, customers can choose to ship out the underlying art pieces or not. If customers want to ship out the art pieces, they will have to pay for the shipping and insurance fees.

The Company does not engage in the business of purchasing, holding or trading crypto currencies.  We receive fiat and cash from the sale of art and collectibles and collection of transaction fees derived from the secondary and subsequent sales of the collectibles.

We expect to provide several services, including authentication, valuation and certification (“AVC”) service, sale and purchase, hire purchase, and custody, security and exhibition (“CSE”) services.

AVC Services

As part of our AVC services, we intend to conduct authentication appraisal and valuation assessment of arts and collectibles through a panel of independent third-party appraisers. The appraisers will appraise the items and produce a certification showing whether the collectible piece is authentic with their estimated value. Once the item has been authenticated, it will undergo a scanning process to build a 3D model and a unique “fingerprint ID” for the item will be created through proprietary AI technology for future verification.

Hire Purchase Services; Financing

We can facilitate the purchase of arts and collectibles by offering certain of our buyers the option of taking possession of the arts and collectibles while paying on an installment basis. Prior to receipt of full payment, ownership of the arts and collectibles will remain with Heavenly Grace. We would have a collateral interest in the artwork for the loan, in the form of a pledge, a charge, or a hypothecation, in the same way that the collateral is taken over other assets. Once the buyer makes the last payment, the ownership of the arts and collectibles will transfer to the buyer once full payment has been received.

CSE Services

For collectors who purchase our arts and collectibles and do not wish to take collection of the pieces, we intend to offer custodian services and have these arts and collectibles stored and safely secured until the collector elects to take possession. We also intend to allow the collectors to subscribe for additional security services for their art pieces be it when it is in our custody or when the item is on the move either to be delivered or collected from the collector. We intend to also introduce exhibition services to collectors and artist to organize exhibitions of artworks and collections in our gallery or other specialized art events.

Sales and Marketing

We expect to work with third party auction houses as our primary sales channels for the art and collectibles. We anticipate relying on third party auction houses located primarily in Hong Kong and France to sell the art and collectibles items to their global collector networks. As we continue to develop our online art and collectibles platform, we plan to obtain our customers through our own online platform as well.

Major Customers

We have a single major customer, Marvel Digital Group Limited, contributing our revenue of $76,921 and $70,296, for the years ended March 31, 2025 and 2024, respectively.

Our major customer is located in Hong Kong. Generally, we are not a party to any long-term agreements with our customers. From time to time, we may enter into long term contracts with major customers and subcontract the performance of the contract to corresponding network partners according to the price and area.

Seasonality

The market of collectibles may be affected by local and global economical cycles.

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

COMPETITION

We operate in a highly specialized area that is evolving very quickly with rapid developments. Currently we compete with traditional collectibles shops and leading arts and collectible sellers such as Christie’s and Sotheby’s which may offer substantially the same or similar service offerings as us. Auction houses have a well-established customer base and brand name, but they have not developed sophisticated technology to transform their business into the blockchain NFT technology area. We believe the principal competitive factors in our market include the following:

●    breadth of artist and collectibles base;

●    sophistication of proprietary technologies;

●    excellence in legal expertise; and

●    strength and recognition of our brand.

Although we believe we compete favorably on the factors described above, we anticipate that larger, more established companies may directly compete with us as we continue to demonstrate the viability of our DOT solution. Many of our potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, larger product and services offerings, larger customer base and greater brand recognition. These factors may allow our competitors to benefit from their existing customer base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger customer base or to monetize that customer base more effectively than us. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. In addition, although we do not believe that merchant payment terms are a principal competitive factor in our market, they may become such a factor and we may be unable to compete fairly on such terms.

EMPLOYEES AND CONSULTANTS

We have the following full-time employees and consultants located at Hong Kong and the PRC as set forth below:

Executive officers	1
Operations and R&D	1
Administration staff	1
Total	3

We are required to contribute to the pension fund for all eligible employees in Hong Kong who are at least 18 but under 65 years of age. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended March 31, 2025 and 2024, no pension contributions are made by us. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

GOVERNMENT AND INDUSTRY REGULATIONS

OneSolution Technology Inc. is a Delaware corporation with its operating business located in Hong Kong. As such, the parent holding company, OneSolution Technology Inc. is subject to the laws and regulations of the United States of America while our operating business is subject to the laws and regulations of Hong Kong, including labor, occupational safety and health, contracts, tort and intellectual property laws. Furthermore, we need to comply with the rules and regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients is preserved in Hong Kong, we need to comply with the Hong Kong Personal Data (Privacy) Ordinance.

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

Available Information

Access to all of our Securities and Exchange Commission (“SEC”) filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our website (https://staging.heavenlygraceltd.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Except as expressly set forth in this Form 10-K annual report, the contents of our website are not incorporated into, or otherwise to be regarded as part of this report.

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

We have derived, and expect to continue to derive, a significant amount of revenue from a small number of customers.

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a relatively small number of customers. During the fiscal year ended March 31, 2025, one customer accounted for 100% of our revenues. If we were to either lose one of our major customers or have a major customer significantly reduce its volume of business with us, our business, results of operations and financial condition would be harmed unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period. Because our customers generally do not provide us with firm, long-term volume purchase commitments, our customers, including our largest customers upon whom we may become dependent, can reduce or terminate altogether their business with us at any time.

We rely on third-party service providers and partners for certain aspects of our operations, including the creation of DOTs, and any interruptions in services provided by these third parties may impair our ability to support our users.

We rely on third parties in connection with many aspects of our business, including the minting of DOTs, payment processors, cloud computing services and data centers that provide facilities, infrastructure, website functionality and access, components, and services, including databases and data center facilities and cloud computing, which are critical to our intended operations. Because we intend to rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. We do not control the operation of any of these third parties, including the third-party regulated trust and custodian entities we will use. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics (including the COVID-19 pandemic) and similar events. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our customers, or give preferential treatment to competitors. There can be no assurance that third parties that will provide services to us or to our users will do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our users, such as if third-party service providers close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, user dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

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

Our auditor is based in Nigeria and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Nigerian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. If the authorities in Nigeria subsequently take a position disallowing the PCAOB to inspect our auditor, the lack of inspection could cause trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act and as a result, our securities may be delisted from applicable trading markets within the US.

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

As of the date of this report, Herbert Lee owns 30,000,000 shares of Series C Preferred Stock, representing all of the issued and outstanding shares of the Series C Preferred Stock, and Silver Bloom Properties Limited beneficially owns 2,835,820,896 shares of our common stock, or approximately 42.639% of our issued and outstanding shares of common stock. Each one share of Series C Preferred Stock converts and votes as 100 shares of common stock of the Company. As a result, our major stockholders will have significant influence to:

•	Elect or defeat the election of our directors;
•	Amend or prevent amendment of our articles of incorporation or bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, new investors may not be able to effect a change in our business or management, and therefore, other shareholders outside of Herbert Lee and Silver Bloom Properties would have no recourse as a result of decisions made by these controlling shareholders. In addition, sales of significant amounts of shares held by these major shareholders, or the prospect of these sales, could adversely affect the market price of our common stock.

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

The market prices for our securities companies may be volatile and may fluctuate substantially due to many factors, including:

•	market conditions in the arts and collectibles industry or the economy as a whole;
•	price and volume fluctuations in the overall stock market;
•	announcements of the introduction of new products and services by us or our competitors;
•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	additions or departures of key personnel;
•	legislation, including measures affecting e-commerce; and
•	developments concerning current or future strategic collaborations

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy.

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is aligned to the Company's business strategy. It shares common methodologies, reporting channels and governance processes that apply to the other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our cybersecurity risk management program include:

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

Management is responsible for developing cybersecurity programs, including as may be required by applicable law or regulation. These individuals' expertise in IT and cybersecurity generally has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience. They are informed by their respective cybersecurity teams about, and monitor, the prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above.

ITEM 2. Properties.

Our corporate and executive office is located at Unit 1813, 18/F, Fo Tan Industrial Centre, 26-28 Au Pui Wan Street, Fo Tan, Hong Kong, telephone number +852 3585 8905. We are parties to commit with office rental agreement at a monthly rate of $3,469, for a term of 24 months.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “KRFG”. As of June 30, 2025, the last closing price of our securities was $0.0001.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended March 31, 2025:
Fourth Quarter	$0.0003	$0.0001
Third Quarter	$0.0003	$0.0001
Second Quarter	$0.0002	$0.0001
First Quarter	$0.0003	$0.0001

Fiscal year ended March 31, 2024:
Fourth Quarter	$0.0006	$0.0002
Third Quarter	$0.0007	$0.0002
Second Quarter	$0.0005	$0.0002
First Quarter	$0.0006	$0.0002

(b)  Approximate Number of Holders of Common Stock

As of July 8, 2025, there were approximately 1,006 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6.  RESERVED.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended March 31, 2025 and 2024. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

OneSolution Technology Inc. is a holding company that prior to September 30, 2024, operated through its wholly-owned subsidiaries Powertech Corporation Limited and OneSolution Innotech Limited, limited liability companies organized under the laws of Hong Kong. Powertech provided solutions for other companies that are in the fields of developing high power, high voltage power supply and wireless charging technologies. On September 30, 2024, the Company conducted a corporate restructuring and disposed of all equity interests in Powertech Management Limited and Powertech Corporation Limited, and the disposal of these subsidiaries resulted from a net gain of $2,513,875. On November 21, 2024, the Company acquired Heavenly Grace Limited from a related party at its net carrying value of approximately $7,000, which did not operate any businesses in prior years. Heavenly Grace is engaged in the arts and collectibles business. As a result, the business of Heavenly Grace became the primary business of OneSolution Technology Inc. after September 30, 2024.

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

We are currently at the market introduction phase as we are preparing to launch our first batch of smart chargers to the market. For the years ended March 31, 2025 and 2024, we reported a net income of $1,948,092 and a net loss of $1,507,469, respectively. As of March 31, 2025, we had current assets of $2,417 and current liabilities of $956,950. As of March 31, 2024, we had current assets of $119,866 and current liabilities of $3,165,453.

Our financial statements for the years ended March 31, 2025 and 2024 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations

Comparison of the fiscal years ended March 31, 2025 and 2024

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended March 31,
	2025	2024
Revenue	$76,921	$70,296
Cost of revenue	(46,152)	(42,177)
Gross profit	30,769	28,119
Operating expenses:
Research and development expenses	(134,000)	(142,353)
Sales and marketing expenses	(135,517)	(183,428)
General and administrative expenses	(333,989)	(312,252)
Loss from operation	(572,737)	(609,914)
Other income (expense), net	2,520,829	(897,555)
Income (loss) before income taxes	1,948,092	(1,507,469)
Income tax expense	–	–
Net income (loss)	$1,948,092	$(1,507,469)

Revenue

During the year ended March 31, 2025, the following customers accounted for 10% or more of our total net revenues:

	Year ended March 31, 2025		March 31, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$76,921	100%	$–

During the year ended March 31, 2024, the following customers accounted for 10% or more of our total net revenues:

	Year ended March 31, 2024		March 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$70,296	100%	$–

Cost of Revenue

Cost of revenue for the years ended March 31, 2025 and 2024, was $46,152 and $42,177, respectively. The increase was primarily attributable to one more month of outsourced costs which was incurred for the year ended March 31, 2025.

Gross Profit

We achieved a gross profit of $30,769 and $28,119 for the years ended March 31, 2025 and 2024, respectively. The increase in gross profit was attributable to an relative growth in the revenue from technical consultancy services.

Research and Development Expenses (“R&D”)

Research and development expenses was $134,000 and $142,353 for the years ended March 31, 2025 and 2024, respectively. The decrease in expenses was attributable to the decrease in R&D activity associated with our smart chargers, power banks and IoT products development.

Sales and Marketing Expenses

Sales and marketing expenses was $135,517 and $183,428 for the years ended March 31, 2025 and 2024, respectively. The expenses primarily include consulting fees. The increase in expenses was primarily attributable to the increase in consulting fees.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $333,989 and $312,252 for the years ended March 31, 2025 and 2024, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company.

Other income (expense), net

Other income (expense), net was $2,520,829 and $(897,555) for the years ended March 31, 2025 and 2024, respectively. The increase was attributable to no amortization of deferred financing cost on commitment shares issued for capital funding and gain on disposal of subsidiaries of $2,513,875 during the year ended March 31, 2025.

Income Tax Expense

No income tax expense incurred during the years ended March 31, 2025 and 2024.

Net income (loss)

As a result of the above, we reported net income of $1,948,092 for the year ended March 31, 2025, as compared to the net loss of $1,507,469 for the year ended March 31, 2024. The increase in net income (loss) was mainly attributable to the recorded gain on disposal of subsidiaries as mentioned above.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the years ended March 31, 2025 and 2024.

	Years ended March 31,
	2025	2024
Net cash used in operating activities	$(85,555)	$(284,789)
Net cash used in investing activities	(3,165)	–
Net cash provided by financing activities	103,035	286,341

Net Cash Used In Operating Activities

For the year ended March 31, 2025, net cash used in operating activities was $85,555, which consisted primarily of a net income of $1,948,092, an increase in accrued liabilities and other payables of $39,973, an increase in account payables of $402, an increase in accrued consulting and service fee of $430,995, a decrease in deposits, prepayments and other receivables of $7,842, plus non-cash items such as, depreciation expense of $1,296, amortization expense of $6,562, and a gain on disposal of subsidiaries of $2,513,875.

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

Net Cash Used In Investing Activities

For the year ended March 31, 2025, net cash used in investing activities was $3,165, which consisted of cash outflow from disposal of subsidiaries of $4,195 and cash inflow from acquisition of a subsidiary of $1,030.

For the year ended March 31, 2024, no cash generated from investing activities.

Net Cash Provided by Financing Activity

For the year ended March 31, 2025, net cash provided by financing activity was $103,035, which consisted of advances from related parties.

For the year ended March 31, 2024, net cash provided by financing activity was $286,341, which consisted of advances from related parties.

Working Capital

As of March 31, 2025, we had cash and cash equivalents of $2,417.

As of March 31, 2024, we had cash and cash equivalents of $1,556, deposits, prepayments and other receivables of $106,150 and amount due from related party of $12,160.

As of March 31, 2025 and 2024, we had working capital deficit of $954,533 and $3,045,587, respectively.

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

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2025 to be significantly higher than 2024. As of March 31, 2025, we had an accumulated deficit of $7,443,378. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months and up to $20,000,000 investment from Williamsburg Venture Holdings, LLC in the next 2 – 3 years.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years ended March 31, 2025 and 2024.

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believed the future adoption of any such pronouncements may not be expected to cause a material impact on its financial condition or the results of its operations.

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

ONESOLUTION TECHNOLOGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

ONESOLUTION TECHNOLOGY INC.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of OneSolution Technology Inc. and its subsidiaries (the ‘Company’) as of March 31, 2025, and the related consolidated statement of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered from a working capital deficit of $954,533 as of March 31, 2025. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and external financing to enable the Company to meet its obligations as they become due. However, there can be no assurance on the success of securing such funding and on terms satisfactory to the Company.

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

/s/ Lateef Awojobi

LAO Professionals

Firm ID: 7057

We have served as the Company’s auditor since 2025.

Lagos, Nigeria

July 15, 2025

J&S ASSOCIATE PLT

(formerly known as J & S Associate)

202206000037 (LLP0033395-LCA) & AF002380

(Registered with PCAOB and MIA)

B-11-14, Megan Avenue II

12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia

Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

ONESOLUTION TECHNOLOGY INC.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of OneSolution Technology Inc. and its subsidiaries (the ‘Company’) as of March 31, 2024 and 2023, and the related consolidated statement of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended March 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Kuala Lumpur, Malaysia

16 July, 2024

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$2,417	$1,556
Amount due from a related party	–	12,160
Prepayment to suppliers	–	83,926
Deposits, prepayments and other receivables	–	22,224

Total current assets	2,417	119,866

Non-current assets:
Property and equipment, net	–	2,524
Intangible assets, net	1,507	10,486

Total non-current assets	1,507	13,010

TOTAL ASSETS	$3,924	$132,876

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$–	$57,615
Accrued liabilities and other payables	254,139	241,158
Accrued consulting and service fee	400,000	399,000
Advance received from customer	–	287,567
Amounts due to related parties	302,811	2,180,113

Total current liabilities	956,950	3,165,453

TOTAL LIABILITIES	956,950	3,165,453

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.0001, 100,000,000 shares authorized, 50,000,000 shares undesignated as of March 31, 2025 and 2024, respectively	–	–
Series C Preferred Stock, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of March 31, 2025 and 2024, respectively	30,000	30,000
Common stock, par value $0.0001, 36,000,000,000 shares authorized, 6,650,786,818 and 5,634,167,213 shares issued and outstanding as of March 31, 2025 and 2024, respectively	665,079	563,417
Common stock to be issued	–	15,000
Additional paid-in capital	5,794,218	5,750,885
Accumulated other comprehensive income (loss)	1,055	(409)
Accumulated deficit	(7,443,378)	(9,391,470)

Stockholders’ deficit	(953,026)	(3,032,577)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,924	$132,876

See accompanying notes to consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2025	2024

Revenue, net	$76,921	$70,296
Cost of revenue	(46,152)	(42,177)

Gross profit	30,769	28,119

Operating expenses:
Research and development expenses	(134,000)	(142,353)
Sales and marketing expenses	(135,517)	(183,428)
General and administrative expenses	(333,989)	(312,252)
Total operating expenses	(603,506)	(638,033)

Loss from operation	(572,737)	(609,914)

Other income (expense):
Interest expenses	–	(897,943)
Interest income	–	5
Sundry income	6,954	383
Gain on disposal of subsidiaries	2,513,875	–
Total other income (expense), net	2,520,829	(897,555)

INCOME (LOSS) BEFORE INCOME TAXES	1,948,092	(1,507,469)

Income tax expense	–	–

NET INCOME (LOSS)	1,948,092	(1,507,469)

Other comprehensive loss:
– Foreign currency adjustment loss	(15,387)	(5,773)

COMPREHENSIVE INCOME (LOSS)	$1,932,705	$(1,513,242)

Net income (loss) per share – Basic and Diluted*
– Basic	$0.00	$(0.00)
– Diluted	$0.00	$(0.00)

Weighted average outstanding shares
– Basic	6,035,659,235	5,503,071,323
– Diluted	9,035,659,235	8,503,071,323

*	Less than $0.001

See accompanying notes to consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$1,948,092	$(1,507,469)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation - property and equipment	1,296	2,588
Depreciation - right-of-use assets	–	32,812
Amortization	6,562	4,499
Non-cash lease expenses	–	761
Amortization of deferred financing expenses	–	897,799
Share issued for services rendered	–	114,000
Negative goodwill	(6,842)	–
Gain on disposal of subsidiaries	(2,513,875)	–
Change in operating assets and liabilities:
Accounts receivable	–	19,078
Deposit, prepayments and other receivables	7,842	8,821
Accrued liabilities and other payables	39,973	(14,381)
Accounts payable	402	59,212
Accrued consulting and service fee	430,995	132,000
Right-of-use assets and lease liabilities	–	(34,509)

Net cash used in operating activities	(85,555)	(284,789)

Cash flows from investing activities:
Cash outflow from acquisition of a subsidiary	1,030	–
Cash outflow from disposal of subsidiaries	(4,195)	–

Net cash used in investing activities	(3,165)	–

Cash flows from financing activities:
Advances from related parties	103,035	286,341

Net cash provided by financing activities	103,035	286,341

Foreign currency translation adjustment	(13,454)	(4,907)

Net change in cash and cash equivalents	861	(3,355)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,556	4,911

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,417	$1,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series C Preferred stock		Common stock		Common stock to be issued		Additional	Accumulated other compre- hensive		Total stock-
	No. of		No. of		No. of		paid-in	income	Accumulated	holders’
	shares	Amount	shares	Amount	shares	Amount	capital	(loss)	losses	deficit

Balance as of April 1, 2023	30,000,000	$30,000	5,484,167,213	$548,417	–	$–	$5,666,885	$5,364	$(7,884,001)	$(1,633,335)
Share issued for services rendered	–	–	150,000,000	15,000	150,000,000	15,000	84,000	–	–	114,000
Foreign translation adjustment	–	–	–	–	–	–	–	(5,773)	–	(5,773)
Net loss for the year	–	–	–	–	–	–	–	–	(1,507,469)	(1,507,469)
Balance as of March 31, 2024	30,000,000	$30,000	5,634,167,213	$563,417	150,000,000	$15,000	$5,750,885	$(409)	$(9,391,470)	$(3,032,577)

Disposal of subsidiaries	–	–	–	–	–	–	–	16,851	–	16,851
Share issued for services rendered	–	–	1,016,666,664	101,667	(150,000,000)	(15,000)	43,333	–	–	130,000
Share cancellation			(47,059)	(5)	–	–	–	–	–	(5)
Foreign translation adjustment	–	–	–	–	–	–	–	(15,387)	–	(15,387)
Net income for the year	–	–	–	–	–	–	–	–	1,948,092	1,948,092
Balance as of March 31, 2025	30,000,000	$30,000	6,650,786,818	$665,079	–	$–	$5,794,218	$1,055	$(7,443,378)	$(953,026)

See accompanying notes to consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

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

On August 25, 2022, the Company formed OneSolution Holdings Limited and OneSolution Management Limited, respectively.

On September 2, 2022, the Company formed OneSolution Innotech Limited.

On September 30, 2024, the Company conducted the corporate restructuring by disposing of all equity interests in Powertech Management Limited and Powertech Corporation Limited, and the disposal of these subsidiaries resulted from a net gain of $2,513,875.

On November 21, 2024, the Company acquired Heavenly Grace Limited from a related party at its net carrying value of approximately $7,000, which did not operate any businesses in prior years.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid-up capital	Effective interest held

Powertech Management Limited #	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of $1	100%

Powertech Corporation Limited #	Hong Kong	Provision of information technology services	10,000 ordinary shares for HK$10,000	100%

OneSolution Holdings Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of $1	100%

OneSolution Management Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of $1	100%

OneSolution Innotech Limited	Hong Kong	Product development and trading	10,000 ordinary shares for HK$10,000	100%

Heavenly Grace Limited*	Hong Kong	Product development and trading	10,000 ordinary shares for HK$10,000	100%

#	these subsidiaries were disposed under the corporate restructuring exercise during the year ended March 31, 2025.

*	this subsidiary was acquired under the corporate restructuring exercise during the year ended March 31, 2025.

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

The consolidated financial statements include the accounts of OneSolution Technology Inc. and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Segment reporting

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company operates as a single segment, consisting of provision of technical consultancy services in Hong Kong. Therefore, the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations based on the consolidated operating segment for the distribution of its products.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2025 and 2024, there was no allowance for doubtful accounts.

•	Allowance for expected credit losses

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. The Company’s allowance for expected credit loss estimates the amount of expected future credit losses by analyzing accounts receivables balance by age and applying historical write-off and collection experience. The Company’s estimate separately considers macroeconomics trends, specific circumstances and credit conditions of customer receivables. Account balances are written off against the allowance when it is determined the receivable will not be recovered. There was no allowance for expected credit loss for the years ended March 31, 2025 and 2024, respectively.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the years ended March 31, 2025 and 2024, respectively.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years ended March 31, 2025 and 2024, respectively.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended March 31, 2025 and 2024.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company and its subsidiaries are operating in Hong Kong and maintain the books and record in a local currency, Hong Kong Dollars (“HKD”), which is the functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Year-end HKD:US$ exchange rate	0.1286	0.1278
Annualized average HKD:US$ exchange rate	0.1283	0.1278

•	Comprehensive income

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

Amortization expense for the year ended March 31, 2025 and 2024 were $0 and $402,500, respectively.

Impairment of deferred finance costs for the years ended March 31, 2025 and 2024 were $0 and $495,298, respectively.

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

The Company follows the ASC 450-20, Contingencies, to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The Company reported an accumulated deficit of $7,443,378 as at March 31, 2025. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst the management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 4 DISPOSAL OF SUBSIDIARIES

On September 30, 2024, the Company consummated the corporate restructuring exercise to focus on the product development and trading business by disposing two subsidiaries, namely Powertech Management Limited and Powertech Corporation Limited to a third party.

As a result, the Company recorded a net gain of $2.5 million from the disposal of subsidiaries.

NOTE – 5 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	As of March 31,
	2025	2024

Office equipment	$–	$12,007
Furniture and fixtures	–	15,667
Computer equipment	–	26,939
Foreign translation difference	–	177
	–	54,790
Less: accumulated depreciation	–	(52,106)
Less: foreign translation difference	–	(160)
	$–	$2,524

Depreciation expense for the years ended March 31, 2025 and 2024 were $1,296 and $2,588, respectively.

NOTE – 6 INTANGIBLE ASSETS

As of March 31, 2025 and 2024, intangible assets consisted of the following:

		As of March 31,
	Useful life	2025	2024
At cost:
Website development cost	5 years	$–	$21,147
Trademarks	10 years	5,815	2,545
Less: accumulated amortization		(4,308)	(13,254)
Foreign translation adjustment		–	48
		$1,507	$10,486

Amortization of intangible assets for the year ended March 31, 2025 and 2024 were $6,562 and $4,499, respectively.

NOTE – 7 AMOUNTS DUE FROM (TO) RELATED PARTIES

The amount due from a related party represented temporary advances to the related party for research and development conducted. The amount due from a related party was $0 and $12,160, as of March 31, 2025 and 2024, respectively. The amount is unsecured, interest-free and recoverable on demand.

The amount due to related parties was $302,811 and $2,180,113 as of March 31, 2025 and 2024, respectively. As at March 31, 2025, the amount of $302,811 represented temporary advances for working capital purpose. As of March 31, 2024, $2,134,326 and $45,787 represented temporary advances for working capital purpose and trade nature purpose respectively. The amounts are due to the Company’s shareholders and their controlling companies, which were unsecured, interest-free and are repayable on demand.

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

On December 27, 2023, the Company filed an Amended and Restated Certificate of Incorporation effectuating all of the foregoing corporate actions. The Amended and Restated Certificate of Incorporation also confirmed the cancellation of the Series A Preferred Stock and Series B Preferred Stock. The Company amended the Company’s Certificate of Incorporation to increase the authorized capital stock from 6,085,000,000, consisting of 6,000,000,000 shares of common stock, par value of $0.001, and 85,000,000 shares of preferred stock, to 36,100,000,000 consisting of 36,000,000,000 shares of common stock, par value of $0.0001, and 100,000,000 shares of preferred stock, par value of $0001.

Series C Preferred Stock

The Company has designated 50,000,000 shares of Series C Preferred Stock. Each one share of Series C Convertible Preferred Stock converts into 100 shares of common stock of the Company at the election of the holder, subject to equitable adjustments.

As of March 31, 2025 and 2024, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

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

As of March 31, 2025 and 2024, the Company had a total of 6,650,786,818 shares and 5,634,167,213 shares of its common stock issued and outstanding, respectively.

NOTE – 9 NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended March 31, 2025 and 2024:

	Years ended March 31,
	2025	2024

Net income (loss) attributable to common shareholders	$1,948,092	$(1,507,469)

Weighted average common shares outstanding:
– Basic	6,035,659,235	5,503,071,323
– Diluted	9,035,659,235	8,503,071,323

Net income (loss) per share:
– Basic#	$0.00	$(0.00)
– Diluted#	$0.00	$(0.00)

____________________

#	Less than $0.001

NOTE – 10 INCOME TAX

For the years ended March 31, 2025 and 2024, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended March 31,
	2025	2024
Tax jurisdiction from:
- Local	$(129,172)	$(1,148,669)
- Foreign, including
British Virgin Islands	2,110,959	(254,779)
Hong Kong	(34,419)	(104,021)

Income (loss) before income taxes	$1,948,092	$(1,507,469)

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

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

As of March 31, 2025, the operations in the United States of America incurred $2,030,174 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $426,336 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended March 31, 2025 and 2024 is as follows:

	Years ended March 31,
	2025	2024

Loss before income taxes	$(34,419)	$(104,021)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(5,679)	(17,163)
Tax effect of non-deductible items	8,212	1,169
Tax effect of non-taxable items	(139)	(301)
Tax operating loss	(2,394)	16,295
Income tax expense	$–	$–

As of March 31, 2025, the operations in Hong Kong incurred $11,892 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $4,303 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2025 and 2024:

	As of March 31,
	2025	2024

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$524,068	$399,210
Hong Kong tax regime	4,303	313,096
Less: valuation allowance	(528,371)	(712,306)
Deferred tax assets, net	$–	$–

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

For the years ended March 31, 2025 and 2024, the Company outsourced and incurred technical consultancy services of $46,152 and $42,177 respectively from a related company which is related to a shareholder.

For the years ended March 31, 2025 and 2024, the Company earned technical consultancy services income of $76,921 and $70,296 respectively to a related company which is related to a shareholder.

For the years ended March 31, 2025 and 2024, the Company incurred consulting fee expenses of $134,000 and $33,000 respectively to a director - Wong Nga Yin Polin. As at March 31, 2025 and 2024, the balances payable to Wong Nga Yin Polin was $0 and $33,000 respectively.

The amount due from a related party represented temporary advances to the related party for research and development conducted. The amount due from a related party was $0 and $12,160, as of March 31, 2025 and 2024, respectively. The amount is unsecured, interest-free and recoverable on demand.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE – 12 CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the year ended March 31, 2025, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $76,921 with $0 accounts receivable at March 31, 2025.

For the year ended March 31, 2024, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $70,296 with $0 accounts receivable at March 31, 2024.

(b)	Major vendors

For the year ended March 31, 2025, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor accounted for 100% of the Company’s cost of revenue amounting to $46,152 with $0 accounts payable at March 31, 2025.

For the year ended March 31, 2024, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor accounted for 100% of the Company’s cost of revenue amounting to $42,177 with $0 accounts payable at March 31, 2024.

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

NOTE – 13 COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, the Company has no material commitments or contingencies.

NOTE – 14 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2025, up through the date the Company issued the audited consolidated financial statements. There were no material recognizable subsequent events since March 31, 2025.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of March 31, 2025.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2025.

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

ITEM 9B. Other Information.

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

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

Name	Age	Position
WONG Nga Yin Polin	45	Chief Executive Officer, Chief Financial Officer, Secretary and Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Wong Nga Yin Polin, age 45, was appointed to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and Director on April 12, 2024. Ms. Wong is currently the Business Development Manager of Marvel Digital Limited, a subsidiary of Marvion, Inc. (MVNC: OTC PK). From September 2021 to March 2023, she served as the Business Development Manager of Xtreme Business Enterprises Limited where she conducted research in glasses-free 3D display technologies. Ms. Wong was the Business Development Manager of Marvel Research Limited from April 2018 to August 2021 where she conducted research in glasses-free 3D display technologies. From August 2016 to March 2018, she served as the Project Associate of the State Key Laboratory of Ultraprecision Machining Technology at the Hong Kong Polytechnic University. From July 2015 to 2016, she was the research assistant at the same lab. From January 2003 to March 2013, Ms. Wong served as the Assistant Project Engineer and Project Engineer at Forexim (H.K.) Ltd. Ms. Wong received her Master of Science in Engineering (Mechanical Engineering) and Bachelor of Engineering (Mechanical Engineering) from the University of Hong Kong in 2013 and 2002, respectively. Ms. Wong brings to our Board her deep experience in research of 3d imaging and display technologies.

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

On August 30, 2022, the Board of Directors adopted an Insider Trading Compliance Program, established an audit committee, a compensation committee and a nomination and governance committee, and adopted charters to govern the governance of such audit, compensation, nomination and governance committees. The forms of the Insider Trading Compliance Program, the Audit Committee Charter, the Compensation Committee Charter, and the Nomination and Governance Committee Charter are incorporated herein by reference and attached hereto as Exhibits 99.1 through and including 99.3.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended March 31, 2025 and 2024, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on March 31, 2025, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on March 31, 2025.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
WONG Nga Yin Polin	2025	–	–	–	–	–	–	–	$–
CEO, Secretary and Director (1)	2024	–	–	–	–	–	–	–	$–
FU Wah	2025	–	–	–	–	–	–	–	$–
CEO, Secretary and Director (2)	2024	–	–	–	–	–	–	–	$–

______________

(1) Ms. Wong joined as our Chief Executive Officer, Chief Financial Officer, Secretary and Director on April 12, 2024.

(2) Mr. Fu served as our Chief Executive Officer, Secretary and Director from December 15, 2021, to April 12, 2024.

Narrative disclosure to Summary Compensation

Ms. Wong did not receive any compensation in her capacity as the sole executive officer and director of the Company. As our business matures, we hope to enter into an employment arrangement with Ms. Wong in the future.

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

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Compensation of Directors

None of our directors received any compensation for their service as a director for the year ended March 31, 2025.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our board of directors performs the functions that would be performed by a compensation committee. During the fiscal year ended March 31, 2025, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 31, 2025. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

WONG Nga Yin Polin

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 8, 2025, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

	Common Stock Beneficially Owned		Series C Preferred Stock Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series C Preferred Equity (1)
WONG Nga Yin Polin	–	–	–	–

All executive officers and directors as a Group (2 persons)	–	–	–	–

5% or Greater Stockholders:
Silver Bloom Properties Limited (3)	2,835,820,896	42.639%	–	–
TRX Fundco Inc. (4)	875,000,000	13.156%	–	–
Lo Mei Fan Pauline (2)	866,666,664	13.031%	–	–
Lee Ying Chiu Herbert (5)	–	–	30,000,000	100%
All 5% or Greater Stockholders	4,577,487,560	68.826%	30,000,000	100%

________________

(1)	Applicable percentage ownership is based on 6,650,786,818 shares of common stock outstanding as of July 8, 2025, together with securities exercisable or convertible into shares of common stock within 60 days of July 8, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of July 8, 2025, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Lo Mei Fan Pauline resigned from her position as our director effective October 8, 2024.
(3)	Lung Yuen is the sole shareholder and director of Silver Bloom Properties Limited.
(4)	To our knowledge, Kevin Price is the Chief Executive Officer of TRX Fundco Inc.
(5)	Lee Ying Chiu Herbert holds 30,000,000 shares of our Series C Preferred Stock. Each one share of Series C Preferred Stock converts into 100 shares of common stock of the Company at the election of the holder, subject to equitable adjustments.

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

Eligibility

The 2022 Plan provides for the grant of awards to our employees, directors, consultants, independent contractors, and advisors, provided the consultants, independent contractors, directors, and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. As of March 31, 2025, only 1 employee (including each of our executive officers) was eligible to participate in the 2022 Plan. The basis for participation in the 2022 Plan is the Administrator’s decision, in its sole discretion, that an award to an eligible participant will further the 2022 Plan’s purposes of providing incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success and the success of our affiliates, by offering them an opportunity to participate in our future performance through the grant of awards. In exercising its discretion, the Administrator will consider the recommendations of management and the purposes of the 2022 Plan.

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

Existing Plan Benefits to Named Executive Officers and Others

The following table summarizes the grants made to our named executive officers (as identified under “Executive Compensation”, below), all current executive officers as a group, all current non-executive directors as a group and all current non-executive employees as a group, from the inception of the 2022 Plan through March 31, 2025. The closing price per share of our common stock on March 31, 2025 was $0.0002.

Name and Position(1)	RSA Granted Since Adoption of the 2022 Plan
WONG Nga Yin Polin, Chief Executive Officer, Chief Financial Officer, Secretary and Director	38,636,364

All current executive officers and directors (1 person)	38,636,364
All employees, including all officers who are not executive officers, as a group (1 person) (1)	–
All non-employees, including all directors, as a group (1 person)	412,878,788
TOTAL (2)	451,515,152

_______________

(1)	No person has received 5% or more of the total awards granted under the 2022 Plan since its inception.
(2)	Represents total shares of common stock granted since the adoption of the 2022 Plan to all employees and non-employees (current and former) who received awards under the 2022 Plan. As of March 31, 2025, there were no total RSUs outstanding under the 2022 Plan.

The following table provides information about the Company’s equity compensation plans as of March 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders (1)	–	–	81,484,848
Total	–	–	81,484,884	(2)

(1)	Pursuant to SEC rules and the reporting requirements for this table, we have not included in (a) above 451,515,152 shares of restricted stock issued pursuant to the plan.
(2)	Represents securities remaining available for issuance under our 2022 Plan as of March 31, 2025, that may be granted in the form of unrestricted common stock, restricted common stock, options to purchase shares of common stock, stock appreciation rights, restricted stock units, dividend equivalents, performance awards or other stock-based awards.

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

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended March 31, 2025, and March 31, 2024, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year-end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our directors and shareholders advanced funds to us for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment. As of March 31, 2025, the amounts due to related parties of $768,423, and advances of $871 from our shareholder, Lee Ying Chiu Herbert and related companies controlled by Dr. Lee. As of March 31, 2024, the amounts due to related parties of $2,134,953 represented the temporary advances of $8,081 from Fu Wah, our former CEO and director, and advances of $2,126,872 from our shareholder, Lee Ying Chiu Herbert and related companies controlled by Dr. Lee.

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

ITEM 14.   Principal AccountING Fees And Services.

Lao Professional audited our financial statements for the fiscal years ended March 31, 2025.

J&S Associate (“J&S”) audited our financial statements for the fiscal years ended March 31, 2024.

All audit work was performed by the full-time employees of Lao Professional and J&S, as applicable, for the above-mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Lao Professional and J&S, as applicable, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	March 31, 2025	March 31, 2024

Audit fees	$20,000	$30,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$20,000	$30,000

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock (3)
4.2	Description of Securities (1)
5	Opinion of Ravenscroft & Schmierer (4)
10.1	Share Exchange Agreement dated December 15, 2021, by and among King Resources, Inc., Powertech Management Limited, a British Virgin Island corporation, FU Wah and Silver Bloom Properties Limited (2)
10.2	King Resources, Inc. 2022 Stock Incentive Plan (5)
19	Insider Trading Compliance Program (6)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
21.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
99.1	Audit Committee Charter (6)
99.2	Compensation Committee Charter (6)
99.3	Nomination and Governance Committee Charter (6)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

_______________________

*	Filed herewith
(1)	Incorporated by reference to the Exhibits of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2024.
(2)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 14, 2022.
(3)	Incorporated by reference to the Exhibits of Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 25, 2022.
(4)	Incorporated by reference to the Exhibits of Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022.
(5)	Incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 9, 2024.
(6)	Incorporated by reference to the Exhibits of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2022.

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

Date:  July 15, 2025

