Form 10-Q
period 2025-06-30
OneSolution Technology Inc.
filed 2025-08-19
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 14, 2025 was 6,650,786,818.

INTRODUCTORY COMMENT

We are not a Hong Kong operating company but a Delaware holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and the British Virgin Islands. Our investors hold shares of common stock in OneSolution Technology Inc, the Delaware holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong operating subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and the People’s Republic of China (“the PRC”) authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.” set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2025 (the “Annual Report”).

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

OneSolution Technology Inc and its Hong Kong and British Virgin Islands subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. In making this determination, we relied on the legal opinion of Ravenscroft & Schmierer, a copy of which is attached as Exhibit 5 to the Company’s Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022 (the “Form 10”). However, in light of the recent statements and regulatory actions by the PRC government, such as those related to the extension of China’s oversight and control into Hong Kong, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. If our subsidiary or the holding company were required to obtain approvals in the future, or we erroneously conclude that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be adversely affected, and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the OTC Markets, which may cause the value of our securities to significantly decline or become worthless.

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

The recent joint statement by the U.S. Securities and Exchange Commission (“SEC”) and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. The Consolidated Appropriations Act, 2023 amended the HFCAA and reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. Pursuant to the HFCAA, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Our auditor is based in Nigeriaand is subject to PCAOB’s inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Nigeria authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA, as amended by the Consolidated Appropriations Act, 2023, that the PCAOB be permitted to inspect the issuer’s public accounting firm within two years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors – The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period was shortened to two years upon the enactment of the Consolidated Appropriations Act, 2023. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth herein

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong and China as summarized below and in “Risk Factors – Risks Factors Relating to Doing Business in Hong Kong and China.” set forth in the Annual Report.

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

References in this registration statement to the “Company,” “KRFG,” “we,” “us” and “our” refer to OneSolution Technology Inc, a Delaware company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

OneSolution Technology Inc is a Delaware holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our operating subsidiary in Hong Kong, and most of our cash is maintained in Hong Kong Dollars. We may rely on dividends to be paid by our Hong Kong or British Virgin Islands subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. If our Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to OneSolution Technology Inc and OneSolution Technology Inc has not made any transfers, dividends or distributions to its subsidiaries.

OneSolution Technology Inc is permitted under Delaware laws to provide funding to our subsidiaries in Hong Kong and the British Virgin Islands through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiary, Powertech Corporation Limited (“Powertech Corp”), and British Virgin Islands subsidiary, Powertech Management Limited, are also permitted under the laws of Hong Kong and the British Virgin Islands to provide funding to OneSolution Technology Inc through dividend distributions without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the parent company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the parent company and its subsidiaries.

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

Currently, the treasury function of OneSolution Technology Inc and its subsidiaries is centralized and operated by the finance department of Powertech Corporation Limited located in Hong Kong under the management of its chief financial officer. In order to provide a process and guidance on collecting, accounting for, and safeguarding all cash and cash equivalents of OneSolution Technology Inc and its subsidiaries, we have established a cash management policy that includes procedures on receiving funds, depositing funds, and proper documentation and recording of cash.

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

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from OneSolution Technology Inc to our Hong Kong subsidiary or from our Hong Kong subsidiary to OneSolution Technology Inc There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of Hong Kong dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S. investors.

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

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiary to OneSolution Technology Inc If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to our Hong Kong subsidiary will be subject to PRC taxes, including business taxes and Value-added tax. As of the date of this report, we do not have any PRC subsidiaries and our Hong Kong subsidiary has not made any transfers, dividends or distributions nor do we expect to make such transfer, dividends or distributions in the foreseeable future.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND MARCH 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2025	March 31, 2025
		(Audited)
ASSETS
Current assets:
Amounts due from related parties	$58,198	$39,436
Cash and cash equivalents	1,601	2,417

Total current assets	59,799	41,853

Non-current assets:
Property and equipment, net	–	–
Intangible assets, net	476	1,507

Total non-current assets	476	1,507

TOTAL ASSETS	$60,275	$43,360

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$234,794	$254,139
Accrued consulting and service fee	650,000	400,000
Amounts due to related parties	434,553	342,247

Total current liabilities	1,319,347	996,386

TOTAL LIABILITIES	1,319,347	996,386

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.0001, 100,000,000 shares authorized, 50,000,000 shares undesignated as of June 30, 2025 and March 31, 2025	–	–
Series C Preferred Stock, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	30,000	30,000
Common stock, par value $0.0001, 36,000,000,000 shares authorized, 6,650,786,818 and 5,634,167,213 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	665,079	665,079
Additional paid-in capital	5,794,218	5,794,218
Accumulated other comprehensive income	2,620	1,055
Accumulated deficit	(7,750,989)	(7,443,378)

Stockholders’ deficit	(1,259,072)	(953,026)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$60,275	$43,360

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,
	2025	2024

Revenue, net	$19,221	$19,189
Cost of revenue	(11,533)	(11,513)

Gross profit	7,688	7,676

Operating expenses:
Research and development expenses	–	(66,000)
Sales and marketing expenses	(251,074)	(66,000)
General and administrative expenses	(64,225)	(37,440)
Total operating expenses	(315,299)	(169,440)

Loss from operation	(307,611)	(161,764)

Other income:
Sundry income	–	112
Total other income, net	–	112

LOSS BEFORE INCOME TAXES	(307,611)	(161,652)

Income tax expense	–	–

NET LOSS	(307,611)	(161,652)

Other comprehensive income (loss):
– Foreign currency adjustment gain (loss)	1,565	(4,782)

COMPREHENSIVE LOSS	$(306,046)	$(166,434)

Net loss per share – Basic and Diluted*
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

Weighted average outstanding shares
– Basic	6,650,786,818	5,764,386,993
– Diluted	6,650,786,818	5,764,386,993

*	Less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(307,611)	$(161,652)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	–	648
Amortization of intangible assets	1,023	1,126

Change in operating assets and liabilities:
Deposit, prepayments and other receivables	–	(226)
Accounts payable	–	122
Accrued liabilities and other payables	(19,345)	23,146
Advances received from customer	–	613
Accrued consulting and service fees	283,000	99,000

Net cash used in operating activities	(42,933)	(37,223)

Cash flows from financing activities:
Advances from related parties	40,544	47,525

Net cash provided by financing activities	40,544	47,525

Foreign currency translation adjustment	1,573	(4,809)

Net change in cash and cash equivalents	(816)	5,493

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,417	1,556

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,601	$7,049

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series C Preferred stock		Common stock		Common stock to be issued		Additional	Accumulated other comprehensive		Total
	No. of		No. of		No. of		paid-in	income	Accumulated	stockholders’
	shares	Amount	shares	Amount	shares	Amount	capital	(loss)	losses	deficit

Balance as of April 1, 2024	30,000,000	$30,000	5,634,167,213	$563,417	150,000,000	$15,000	$5,750,885	$(409)	$(9,391,470)	$(3,032,577)
Share issued for services rendered	–	–	150,000,000	15,000	(150,000,000)	(15,000)	–	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	(4,782)	–	(4,782)
Net loss for the period	–	–	–	–	–	–	–	–	(161,652)	(161,652)
Balance as of June 30, 2024	30,000,000	$30,000	5,784,167,213	$578,417	–	$–	$5,750,885	$(5,191)	$(9,553,122)	$(3,199,011)

Balance as of April 1, 2025	30,000,000	$30,000	6,650,786,818	$665,079	–	$–	$5,794,218	$1,055	$(7,443,378)	$(953,026)
Foreign translation adjustment	–	–	–	–	–	–	–	1,565	–	1,565
Net loss for the period	–	–	–	–	–	–	–	–	(307,611)	(307,611)
Balance as of June 30, 2025	30,000,000	$30,000	6,650,786,818	$665,079	–	$–	$5,794,218	$2,620	$(7,750,989)	$(1,259,072)

*Adjusted retrospectively for amendment in the par value of common stock (refer Note 8)

See accompanying notes to unaudited condensed consolidated financial statements.

ONESOLUTION TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE － 1 BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on July 15, 2025.

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications have no impact on net earnings and financial position.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid-up capital	Effective interest held

OneSolution Holdings Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

OneSolution Management Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

OneSolution Innotech Limited	Hong Kong	Product development and trading	10,000 ordinary shares for HK$10,000	100%

Heavenly Grace Limited	Hong Kong	Trading of arts and collectibles	10,000 ordinary shares for HK$10,000	100%

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

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the valuation and useful lives of intangible assets, inventories, allowance for expected credit losses and valuation allowance of deferred tax assets.

•	Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Segment reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews the consolidated results when making decisions about allocating resources and accessing performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting.

Substantially all of the Company’s revenues and expenses are derived from Hong Kong. Therefore, no geographical segments are presented.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the three months ended June 30, 2025 and 2024.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended June 30, 2025 and 2024.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended June 30, 2025 and 2024.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is it’s a functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end HKD:US$ exchange rate	0.1274	0.1281
Annualized average HKD:US$ exchange rate	0.1281	0.1279

•	Comprehensive income

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

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $7,750,989 at June 30, 2025. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholder and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 5 INTANGIBLE ASSETS

As of June 30, 2025 and March 31, 2025, intangible assets consisted of the following:

	Useful life	June 30, 2025	March 31, 2025
At cost:
Trademarks	10 years	$5,762	$5,815
Less: accumulated amortization		(5,286)	(4,308)
		$476	$1,507

Amortization of intangible assets for the three months ended June 30, 2025 and 2024 were $1,023  and $1,126, respectively.

NOTE – 6 AMOUNTS DUE (FROM) TO RELATED PARTIES

Related party balances consisted of the following:

	As of
	June 30, 2025	March 31, 2025

Due from shareholder	$871	$871
Due from related parties	57,327	38,565
	$58,198	$39,436

Due to directors	$50,000	$50,000
Due to related parties	384,553	292,247
	$434,553	$342,247

The amounts due from the Company’s shareholders and related parties represented temporary advances, which are unsecured, interest-free and expected to settle in the next twelve months.

The amounts due to the Company’s directors and related parties represented temporary advances made to the Company, which are unsecured, interest-free and have no fixed terms of repayment.

NOTE – 7 STOCKHOLDERS’ DEFICIT

The Company is authorized to issue two classes of capital stock, up to 36,100,000,000 shares.

Preferred Stock

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

Common Stock

The Company is authorized to issue 36,000,000,000 shares of common stock, with a par value of $0.0001.

As of June 30, 2025 and March 31, 2025, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

As of June 30, 2025 and March 31, 2025, the Company had a total of 6,650,786,818 shares of its common stock issued and outstanding, respectively.

NOTE – 8 NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024

Net loss attributable to common shareholders	$(307,611)	$(161,652)

Weighted average common shares outstanding:
– Basic	6,650,786,818	5,764,386,993
– Diluted	6,650,786,818	5,764,386,993

Net loss per share:
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

#	Less than $0.001

NOTE – 9 INCOME TAX

For the three months ended June 30, 2025 and 2024, the local (“United States of America”) and foreign components of loss before income taxes comprised of the following:

	Three months ended June 30,
	2025	2024

Tax jurisdiction from:
– Local	$(42,547)	$(24,142)
– Foreign, including
British Virgin Islands	(250,524)	(132,604)
Hong Kong	(14,539)	(4,906)

Loss before income taxes	$(307,611)	$(161,652)

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

As of June 30, 2025, the operations in the United States of America incurred $2,072,721 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $435,271 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended June 30, 2025 and 2024 is as follows:

	Three months ended June 30,
	2025	2024

Loss before income taxes	$(14,539)	$(4,906)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(2,399)	(810)
Tax effect of non-deductible items	3,639	293
Tax effect of non-taxable items	–	(70)
Tax operating loss	(1,240)	587
Income tax expense	$–	$–

As of June 30, 2025, the operations in Hong Kong incurred $4,314 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $712 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2025 and March 31, 2025:

	June 30,	March 31,
	2025	2025

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$435,271	$426,336
Hong Kong tax regime	712	1,962
Less: valuation allowance	(435,983)	(428,298)
Deferred tax assets, net	$–	$–

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

During the three months ended June 30, 2025 and 2024, the Company recorded technical consultancy services income of $19,221 and $19,189 respectively to a related company which is related to a shareholder.

During the three months ended June 30, 2025 and 2024, the Company incurred technical consultancy services of $11,533 and $11,513 respectively from a related company which is related to a shareholder.

During the three months ended June 30, 2025 and 2024, the Company incurred consulting fee expenses of $0 and $33,000 respectively to a director, Wong Nga Yin Polin.

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 11 CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)       Major customers

For the three months ended June 30, 2025, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $19,221 with $0 accounts receivable at June 30, 2025.

For the three months ended June 30, 2024, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $19,189 with $0 accounts receivable at June 30, 2024.

(b)       Major vendors

For the three months ended June 30, 2025, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in Hong Kong, and accounted for 100% of the Company’s cost of revenue amounting to $11,533 with $0 related party balances at June 30, 2025.

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

NOTE – 12 COMMITMENTS AND CONTINGENCIES

As of June 30, 2025, the Company has no material commitments or contingencies.

NOTE – 13 OFF BALANCE SHEET ARRANGEMENT

At June 30, 2025, the Company held 35 items of collectibles under consignment arrangement with the owner. Under the consignment arrangement, the owner possesses the legal titles of these collectibles, accordingly, the Company does not report these consigned inventories on the balance sheets. These consignment agreements allow the Company to acquire these collectibles at the pre-agreed purchase values, and re-sell to the Company’s customers at their market values, in a period of 36 months. Hence, the Company will recognize the revenue from the sale of these collectibles on a net basis, as an agent. Up to June 30, 2025, the Company has not recorded any revenues under this consignment arrangement.

NOTE – 15 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2025, up through the date the Company issued the unaudited condensed consolidated financial statements.

On July 15, 2025, the Company issued 13,333,333,333 shares of its common stock to settle the consulting and service fee to consultants who provided the services to the Company.

Concurrently, the Company also issued 14,000,000,000 shares of its common stock to the consignor as refundable earnest deposit under the consignment arrangement.

Except for the above as disclosed, there were no material recognizable subsequent events since June 30, 2025.

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

For the three months ended June 30, 2025 and 2024, we reported a net loss of $307,611 and $161,652, respectively. As of June 30, 2025, and March 31, 2025, we had current assets of $59,799 and $41,853, respectively, and current liabilities of $1,319,347 and $996,386, respectively.

Our financial statements for the years ended March 31, 2025 and 2024 were prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

Our corporate organization chart is as below:

Results of Operations.

Comparison of the three months ended June 30, 2025 and 2024

The following table sets forth certain operational data for the periods indicated:

	Three months ended June 30,
	2025	2024
Revenue, net	$19,221	$19,189
Cost of revenue	(11,533)	(11,513)
Gross profit	7,688	7,676
Operating expenses:
Research and development expenses	–	(66,000)
Sales and marketing expenses	(251,074)	(66,000)
General and administrative expenses	(64,225)	(37,440)
Loss from operation	(307,611)	(161,764)
Other income (expense), net	–	112
Loss before income taxes	(307,611)	(161,652)
Income tax expense	–	–
Net loss	$(307,611)	$(161,652)

Revenue

During the three months ended June 30, 2025, the following customer accounted for 10% or more of our total net revenue:

	Three months ended June 30, 2025		June 30, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$19,221	100%	$–

During the three months ended June 30, 2024, the following customer accounted for 10% or more of our total net revenue:

	Three months ended June 30, 2024		June 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$19,189	100%	$–

Cost of Revenue

Cost of revenue for the three months ended June 30, 2025 and 2024, was $11,533 and $11,513, respectively.

Gross Profit

We achieved a gross profit of $7,688 and $7,676 for the three months ended June 30, 2025 and 2024, respectively. The gross profit remained steady.

Research and Development Expenses (“R&D”)

Research and development expenses were $0 and $66,000 for the three months ended June 30, 2025 and 2024, respectively. The decrease in expenses was due to no R&D activity incurred for the three months ended June 30, 2025.

Sales and Marketing Expenses

Sales and marketing expenses were $251,074 and $66,000 for the three months ended June 30, 2025 and 2024, respectively. The increase in expenses was due to $250,000 consulting fees incurred during the three months ended June 30, 2025.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $64,225 and $37,440 for the three months ended June 30, 2025 and 2024, respectively. These expenses primarily include transfer agent fee, salaries, provident fund contribution as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses increased by approximately $26,785 in the three months ended June 30, 2025 from $37,440 in the three months ended June 30, 2024. The increase was primarily attributable to the increase in dues & subscriptions, salaries and professional fees.

Other income (expense), net

Other income (expense), net was $0 and $112 for the three months ended June 30, 2025 and 2024, respectively.

Income Tax Expense

No income tax expense incurred during the three months ended June 30, 2025 and 2024.

Net loss

As a result of the above, we reported net loss of $307,611 for the three months ended June 30, 2025, as compared to $161,652 for the three months ended June 30, 2024. The decrease in net loss was mainly attributable to the decrease in research and development expenses and sales and marketing expenses.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the three months ended June 30, 2025 and 2024.

	Three months ended June 30,
	2025	2024
Net cash used in operating activities	$(42,933)	$(37,223)
Net cash used in investing activities	$–	$–
Net cash provided by financing activities	$40,544	$47,525

Net Cash Used In Operating Activities

For the three months ended June 30, 2025, net cash used in operating activities was $42,933, which consisted primarily of a net loss of $307,611, a decrease in accrued liabilities and other payables of $19,345, an increase in accrued consulting and service fee of $33,000 and non-cash item such as amortization of $1,023.

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

Net Cash Used in Investing Activities

For the three months ended June 30, 2025, no net cash was generated from investing activities.

For the three months ended June 30, 2024, no net cash was generated from investing activities.

Net Cash Provided by Financing Activities

For the three months ended June 30, 2025, net cash provided by financing activities was $40,544, which consisted of advances from related parties.

For the three months ended June 30, 2024, net cash provided by financing activities was $47,525, which consisted of advances from related parties.

Going Concern

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $7,750,989 at June 30, 2025. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2025 to be significantly higher than 2024. As of June 30, 2025, we had an accumulated deficit of $7,750,989. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2025, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. legal proceedings.

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. Risk factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. However, we have included the \following risk factor which updates the risk factor set forth in the Annual Report.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period was shortened to two years upon the enactment of the Consolidated Appropriations Act, 2023. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.”

The Holding Foreign Companies Accountable Act (HFCAA) was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. The Consolidated Appropriations Act, 2023 amended the HFCAA and reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions. This report was vacated on December 15, 2022.  Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

Our auditor is based in Nigeria and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Nigerian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA, as amended by the Consolidated Appropriations Act, 2023, that the PCAOB be permitted to inspect the issuer’s public accounting firm within two years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. If the authorities in Nigeria subsequently take a position disallowing the PCAOB to inspect our auditor, the lack of inspection could cause trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act and as a result, our securities may be delisted from applicable trading markets within the US.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior securities.

None.

ITEM 4. Mine Safety disclosures.

Not applicable.

ITEM 5. other information.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 19, 2025

