Form 10-Q
period 2025-09-30
King Resources, Inc.
filed 2025-11-19
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 11, 2025 was 79,221,765.

INTRODUCTORY COMMENT

We are not a Hong Kong operating company but a Delaware holding company with operations conducted through our King Resources, Technology Inc, the Delaware holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong operating subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and the People’s Republic of China (“the PRC”) authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.” set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2025 (the “Annual Report”).

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

King Resources, Inc and its Hong Kong and British Virgin Islands subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. In making this determination, we relied on the legal opinion of Ravenscroft & Schmierer, a copy of which is attached as Exhibit 5 to the Company’s Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022 (the “Form 10”). However, in light of the recent statements and regulatory actions by the PRC government, such as those related to the extension of China’s oversight and control into Hong Kong, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. If our subsidiary or the holding company were required to obtain approvals in the future, or we erroneously conclude that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be adversely affected, and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the OTC Markets, which may cause the value of our securities to significantly decline or become worthless.

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

References in this registration statement to the “Company,” “KRFG,” “we,” “us” and “our” refer to King Resources, Inc, a Delaware company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

King Resources, Inc is a Delaware holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our operating subsidiary in Hong Kong, and most of our cash is maintained in Hong Kong Dollars. We may rely on dividends to be paid by our Hong Kong or British Virgin Islands subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. If our Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to King Resources, Inc and King Resources, Inc has not made any transfers, dividends or distributions to its subsidiaries.

King Resources, Inc is permitted under Delaware laws to provide funding to our subsidiaries in Hong Kong and the British Virgin Islands through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiary, Powertech Corporation Limited (“Powertech Corp”), and British Virgin Islands subsidiary, Powertech Management Limited, are also permitted under the laws of Hong Kong and the British Virgin Islands to provide funding to King Resources, Inc through dividend distributions without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the parent company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the parent company and its subsidiaries.

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

Currently, the treasury function of King Resources, Inc and its subsidiaries is centralized and operated by the finance department of Powertech Corporation Limited located in Hong Kong under the management of its chief financial officer. In order to provide a process and guidance on collecting, accounting for, and safeguarding all cash and cash equivalents of King Resources, Inc and its subsidiaries, we have established a cash management policy that includes procedures on receiving funds, depositing funds, and proper documentation and recording of cash.

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

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from King Resources, Inc to our Hong Kong subsidiary or from our Hong Kong subsidiary to King Resources, Inc There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of Hong Kong dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S. investors.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KING RESOURCES, INC. AND SUBSIDIARIES

(Formerly Onesolution Technology Inc.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND MARCH 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2025	March 31, 2025
		(Audited)
ASSETS
Current assets:
Amounts due from related parties	$85,565	$39,436
Inventories	39,276,890	–
Prepayment	1,500,000	–
Cash and cash equivalents	2,661	2,417

Total current assets	40,865,116	41,853

Non-current assets:
Property and equipment, net	–	–
Intangible assets, net	216	1,507

Total non-current assets	216	1,507

TOTAL ASSETS	$40,865,332	$43,360

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$246,469	$254,139
Promissory notes	13,240,221	–
Promissory note, related party	23,945,046	–
Accrued consulting and service fee	400,000	400,000
Amounts due to related parties	527,600	342,247

Total current liabilities	38,359,336	996,386

TOTAL LIABILITIES	38,359,336	996,386

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.0001, 100,000,000 shares authorized, 50,000,000 shares undesignated as of September 30, 2025 and March 31, 2025	–	–
Series C Preferred Stock, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	30,000	30,000
Common stock, par value $0.0001, 36,000,000,000 shares authorized, 4,280,283 and 665,079 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	428	67
Additional paid-in capital	10,558,869	6,459,230
Accumulated other comprehensive (loss) income	(7,049)	1,055
Accumulated deficit	(8,076,252)	(7,443,378)

Stockholders’ equity (deficit)	2,505,996	(953,026)

TOTAL ASSETS AND STOCKHOLDERS’ EQUITY	$40,865,332	$43,360

* The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC. AND SUBSIDIARIES

(Formerly Onesolution Technology Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30,		Six Months ended September 30,
	2025	2024	2025	2024

Revenue, net	$19,181	$19,234	$38,402	$38,423
Cost of revenue	(11,508)	(11,540)	(23,041)	(23,053)

Gross profit	7,673	7,694	15,361	15,370

Operating expenses:
Research and development expenses	–	–	–	66,000
Sales and marketing expenses	258,169	–	509,243	66,000
General and administrative expenses	74,767	23,782	138,992	61,222
Total operating expenses	332,936	23,782	648,235	193,222

Loss from operations	(325,263)	(16,088)	(632,874)	(177,852)

Other income (expense):
Sundry income	–	–	–	112
Gain on disposal of subsidiaries	–	2,513,875	–	2,513,875
Total other incomes, net	–	2,513,875	–	2,513,987

INCOME (LOSS) BEFORE INCOME TAXES	(325,263)	2,497,787	(632,874)	2,336,135

Income tax expense	–	–	–	–

NET INCOME (LOSS)	(325,263)	2,497,787	(632,874)	2,336,135

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) gain	(9,669)	(10,808)	(8,104)	(15,590)

COMPREHENSIVE INCOME (LOSS)	$(334,932)	$2,486,979	$(640,978)	$2,320,545

Net income (loss) per share – Basic and Diluted*
– Basic	$(0.09)	$1.70	$(0.24)	$1.59
– Diluted	$(0.09)	$1.70	$(0.24)	$1.59

Weighted average outstanding shares
– Basic	3,859,770	1,460,288	2,703,360	1,459,381
– Diluted	3,859,770	1,460,288	2,703,360	1,459,381

*	Less than $0.001

* The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC. AND SUBSIDIARIES

(Formerly Onesolution Technology Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Six months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(632,874)	$2,336,135

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation - property and equipment	–	1,297
Amortization of intangible assets	1,286	2,254
Share based payment	500,000	–
Gain on disposal of subsidiaries	–	(2,513,875)

Change in operating assets and liabilities:
Inventories	(37,176,890)	–
Deposit, prepayments and other receivables	–	7,842
Accrued liabilities and other payables	(7,670)	(8,680)
Promissory notes	13,240,221	402
Promissory note, related party	23,945,046	–
Accrued consulting and service fees	33,000	99,000

Net cash used in operating activities	(97,881)	(75,625)

Cash flows from investing activities:
Cash outflow from disposal of subsidiaries	–	(4,195)

Net cash used in investing activities	–	(4,195)

Cash flows from financing activities:
Advances from related parties	106,224	91,919

Net cash provided by financing activities	106,224	91,919

Foreign currency translation adjustment	(8,099)	(13,655)

Net change in cash and cash equivalents	244	(1,556)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,417	1,556

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,661	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC. AND SUBSIDIARIES

(Formerly Onesolution Technology Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series C Preferred stock		Common stock		Common stock to be issued		Additional	Accumulated other comprehensive		Total
	No. of		No. of		No. of		paid-in	income	Accumulated	stockholders’
	shares	Amount	shares	Amount	shares	Amount	capital	(loss)	losses	deficit

Balance as of April 1, 2024	30,000,000	$30,000	563,417	$56	15,000	$2	$6,329,156	$(409)	$(9,391,470)	$(3,032,577)
Share issued for services rendered	–	–	15,000	2	(15,000)	(2)	–	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	(4,782)	–	(4,782)
Net loss for the period	–	–	–	–	–	–	–	–	(161,652)	(161,652)
Balance as of June 30, 2024	30,000,000	$30,000	578,417	$58	–	$–	$6,329,156	$(5,191)	$(9,553,122)	$(3,199,011)
Disposal of subsidiaries	–	–	–	–	–	–	–	16,851	–	16,851
Foreign translation adjustment	–	–	–	–	–	–	–	(10,808)	–	(10,808)
Net loss for the period	–	–	–	–	–	–	–	–	2,497,787	2,497,787
Balance as of September 30, 2024	30,000,000	$30,000	578,417	$58	–	$–	$6,329,156	$(852)	$(7,055,335)	$(695,181)

Balance as of April 1, 2025	30,000,000	$30,000	665,079	$67	–	$–	$6,459,142	$1,055	$(7,443,378)	$(953,026)
Foreign translation adjustment	–	–	–	–	–	–	–	1,565	–	1,565
Net loss for the period	–	–	–	–	–	–	–	–	(307,611)	(307,611)
Balance as of June 30, 2025	30,000,000	$30,000	665,079	$67	–	$–	$6,459,142	$2,620	$(7,750,989)	$(1,259,072)
Share issuance	–	–	2,733,333	273	–	–	4,099,727	–	–	4,100,000
Fractional shares from reverse split	–	–	881,871	88	–	–	(88)	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	(9,669)	–	(9,669)
Net loss for the period	–	–	–	–	–	–	–	–	(325,263)	(325,263)
Balance as of September 30, 2025	30,000,000	$30,000	4,280,283	$428	–	$–	$10,558,869	$(7,049)	$(8,076,252)	$2,505,996

*Adjusted retrospectively for amendment in the par value of common stock (refer Note 8)

* The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC. AND SUBSIDIARIES

(Formerly Onesolution Technology Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE － 1 BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on July 15, 2025.

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications have no impact on net earnings and financial position.

NOTE – 2 DESCRIPTION OF BUSINESS AND ORGANIZATION

King Resources, Inc. (the “Company”) was incorporated in the State of Delaware on September 8, 1995, under the name of ARXA International Energy, Inc. On June 4, 2001, the Company changed its name to King Resources, Inc. Effective December 27, 2023, the Company changed its name to OneSolution Technology Inc. Effective September 9, 2025, the Company changed its name to King Resources, Inc., its current name.

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

On September 9, 2025, the Company effectuated a reverse split of its common shares at a ratio of 1-for-10,000. All share and per share amounts have been retroactively adjusted to reflect the reverse split for all periods presented.

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

•	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from September 30, 2025.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the six months ended September 30, 2025 and 2024.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the six months ended September 30, 2025 and 2024.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended September 30, 2025 and 2024.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end HKD:US$ exchange rate	0.1285	0.1287
Annualized average HKD:US$ exchange rate	0.1280	0.1281

•	Comprehensive income

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

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $8,076,252 at September 30, 2025. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholder and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance to the success of raising such additional capital resources on terms satisfactory to the Company.

These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 5 INVENTORIES

As of September 30, 2025 and March 31, 2025, inventories consisted of the following:

	September 30, 2025	March 31, 2025

Inventories – 35 items of collectibles	$39,276,890	$–

These inventories are purchased at their current fair value and received by the Company during the three months ended September 30, 2025.

NOTE – 6 AMOUNTS DUE (FROM) TO RELATED PARTIES

Related party balances consisted of the following:

	As of
	September 30, 2025	March 31, 2025

Due from shareholder	$871	$871
Due from related parties	84,694	38,565
	$85,565	$39,436

Due to directors	$50,000	$50,000
Due to related parties	477,600	292,247
	$527,600	$342,247

Promissory note to shareholder	$23,945,046	$–

The amounts due from the Company’s shareholders and related parties represented temporary advances, which are unsecured, interest-free and expected to be settled in the next twelve months.

The amounts due to the Company’s directors and related parties represented temporary advances made to the Company, which are unsecured, interest-free and have no fixed terms of repayment.

The promissory note (“Note”) is related to trade payable arising from the purchase of 35 items of collectibles, which were received by the Company in August 2025. The Note is payable within 180 days from the date of delivery of the collectible items to the Company. The Company has a right to convert into the Company’s common stock by serving a conversion notice to the Note holder within 10 business days. The conversion price is determined based on the average closing price of the Company’s common stock over 10 trading days preceding the conversion notice.

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

As of September 30, 2025 and March 31, 2025, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

On July 15, 2025, the Company issued 1,333,333 shares of its common stock to settle the consulting and service fee to consultants who provided the services to the Company.

On July 15, 2025, the Company also issued 1,400,000 shares of its common stock to the consignor as refundable earnest deposit under the consignment arrangement.

On September 9, 2025, the Company received an approval for a reverse split of its common shares at a ratio of 1-for-10,000. All share and per share amounts have been retroactively adjusted to reflect the reverse split for all periods presented.

As of September 30, 2025 and March 31, 2025, the Company had a total of 4,280,283 and 665,079 shares of its common stock issued and outstanding, respectively.

NOTE – 8 NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share for the six months ended September 30, 2025 and 2024:

	Six months ended September 30,
	2025	2024

Net (loss) income attributable to common shareholders	$(632,874)	$2,336,135

Weighted average common shares outstanding:
– Basic	2,703,360	1,459,381
– Diluted	2,703,360	1,459,381

Net (loss) income per share:
– Basic	$(0.24)	$1.59
– Diluted	$(0.24)	$1.59

* The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

#	Less than $0.001

NOTE – 9 INCOME TAX

For the six months ended September 30, 2025 and 2024, the local (“United States of America”) and foreign components of loss before income taxes comprised of the following:

	Six months ended September 30,
	2025	2024

Tax jurisdiction from:
– Local	$(95,645)	$(37,382)
– Foreign, including
British Virgin Islands	(500,534)	2,376,959
Hong Kong	(36,695)	(3,442)

Loss before income taxes	$(632,874)	$2,336,135

United States of America

King Resources, Inc. is registered in the State of Delaware and is subject to tax laws of the United States of America. The U.S. corporate income tax rate is 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued for interest or penalties as they were not material to its results of operations for the periods presented.

As of September 30, 2025, the operations in the United States of America incurred $2,125,819 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $446,421 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended September 30, 2025 and 2024 is as follows:

	Six months ended September 30,
	2025	2024

Loss before income taxes	$(36,695)	$(3,442)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(6,054)	(568)
Tax effect of non-deductible items	8,008	586
Tax effect of non-taxable items	–	(139)
Net operating loss	(1,954)	121
Income tax expense	$–	$–

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of September 30, 2025 and March 31, 2025:

	September 30,	March 31,
	2025	2025

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$446,421	$426,336
Hong Kong tax regime	–	1,962
Less: valuation allowance	(446,421)	(428,298)
Deferred tax assets, net	$–	$–

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

During the three months ended September 30, 2025 and 2024, the Company recorded technical consultancy services income of $19,181 and $19,234 respectively to a related company which is related to a shareholder.

During the six months ended September 30, 2025 and 2024, the Company recorded technical consultancy services income of $38,402 and $38,423 respectively to a related company which is related to a shareholder.

During the three months ended September 30, 2025 and 2024, the Company incurred technical consultancy services expenses of $11,508 and $11,540 respectively from a related company which is related to a shareholder.

During the three months ended September 30, 2025, the Company issued promissory note of $23,945,046 to a related party, a shareholder in connection with trade payable in the purchase of 35 items of collectibles, which was subsequently settled in lieu of the Company’s common stock.

During the six months ended September 30, 2025 and 2024, the Company incurred technical consultancy services expenses of $23,041 and $23,053 respectively from a related company which is related to a shareholder.

During the six months ended September 30, 2025 and 2024, the Company incurred consulting fee expenses of $0 and $33,000 respectively to a director, Wong Nga Yin Polin.

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 11 CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)       Major customers

For the three months ended September 30, 2025, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $19,181 with $0 accounts receivable at September 30, 2025.

For the six months ended September 30, 2024, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $38,402 with $0 accounts receivable at September 30, 2024.

(b)       Major vendors

For the three months ended September 30, 2025, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in Hong Kong, and accounted for 100% of the Company’s cost of revenue amounting to $11,508 with $0 related party balances at September 30, 2025.

For the six months ended September 30, 2024, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in PRC, and accounted for 100% of the Company’s cost of revenue amounting to $23,041, with $0 related party balances at September 30, 2024.

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

NOTE – 12 COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, the Company has no material commitments or contingencies.

NOTE – 13 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025, up through the date the Company issued the unaudited condensed consolidated financial statements.

In October 2025, the Company issued 74,940,616 shares of its common stock to settle the promissory note due to shareholder.

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

Overview

We were incorporated in the state of Delaware on September 8, 1995, under the name ARXA International Energy, Inc. On June 4, 2001, we changed our name to King Resources, Inc., our current name. Effective December 27, 2023, we changed our name to OneSolution Technology Inc. Effective September 9, 2025, the Company changed its name to King Resources, Inc., its current name, and concurrently effectuated a reverse split of its common shares at a ratio of 1-for-10,000. All share and per share amounts have been retroactively adjusted to reflect the reverse split for all periods presented.

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

For the six months ended September 30, 2025 and 2024, we reported a net (loss) income of $(632,874) and $2,336,135, respectively. As of September 30, 2025, and March 31, 2025, we had current assets of $40,865,116 and $41,853, respectively, and current liabilities of $38,359,336 and $996,386, respectively.

Our financial statements for the years ended March 31, 2026 and 2025 were prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

Our corporate organization chart is as below:

**King Resources, Inc.**

**Group Chart as at September 30, 2025**

King Resources, Inc.
(formerly known as: OneSolution Technology Inc.)
(Delaware)
(US OTC: KRFG)
100%
OneSolution Holdings Limited
(BVI)
100%
100%
100%
Heavenly Grace Limited
(HK)
OneSolution Management Limited
(BVI)
OneSolution Innotech Limited
(HK)

Results of Operations.

Comparison of the three months ended September 30, 2025 and 2024

The following table sets forth certain operational data for the periods indicated:

	Three months ended September 30,
	2025	2024
Revenue, net	$19,181	$19,234
Cost of revenue	(11,508)	(11,540)
Gross profit	7,673	7,694
Operating expenses:
Sales and marketing expenses	(258,169)	–
General and administrative expenses	(74,767)	(23,782)
Loss from operation	(325,263)	(16,088)
Other income, net	–	2,513,875
(Loss) income before income taxes	(325,263)	2,497,787
Income tax expense	–	–
Net (loss) income	$(325,263)	$2,497,787

Revenue

During the three months ended September 30, 2025, the following customer accounted for 10% or more of our total net revenue:

	Three months ended September 30, 2025		September 30, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$19,181	100%	$–

During the three months ended September 30, 2024, the following customer accounted for 10% or more of our total net revenue:

	Three months ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$19,234	100%	$–

Cost of Revenue

Cost of revenue for the three months ended September 30, 2025 and 2024, was $11,508 and $11,540, respectively.

Gross Profit

We achieved a gross profit of $7,673 and $7,694 for the three months ended September 30, 2025 and 2024, respectively. The gross profit remained steady.

Sales and Marketing Expenses

Sales and marketing expenses were $258,169 and $0 for the three months ended September 30, 2025 and 2024, respectively. The increase in expenses was due to $250,000 consulting fees incurred during the three months ended September 30, 2025.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $74,767 and $23,782 for the three months ended September 30, 2025 and 2024, respectively. These expenses primarily include transfer agent fee, salaries, provident fund contribution as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses increased by approximately $50,985 in the three months ended September 30, 2025 from $23,782 in the three months ended September 30, 2024. The increase was primarily attributable to the increase in salaries and professional fees.

Other income, net

Other income, net was $0 and $2,513,875 for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2024 incurred a gain on disposal of subsidiaries of $2,513,875.

Income Tax Expense

No income tax expense incurred during the three months ended September 30, 2025 and 2024.

Net (loss) income

As a result of the above, we reported net (loss) income of $(325,263) for the three months ended September 30, 2025, as compared to $2,497,787 for the three months ended September 30, 2024. The decrease in net income was mainly attributable to the decrease in other income offset by increase in sales and marketing expenses.

Comparison of the six months ended September 30, 2025 and 2024

The following table sets forth certain operational data for the periods indicated:

	Six months ended September 30,
	2025	2024
Revenue, net	$38,402	$38,423
Cost of revenue	(23,041)	(23,053)
Gross profit	15,361	15,370
Operating expenses:
Research and development expenses	–	(66,000)
Sales and marketing expenses	(509,243)	(66,000)
General and administrative expenses	(138,992)	(61,222)
Loss from operation	(632,874)	(177,852)
Other income, net	–	2,513,987
(Loss) income before income taxes	(632,874)	2,336,135
Income tax expense	–	–
Net (loss) income	$(632,874)	$2,336,135

Revenue

During the six months ended September 30, 2025, the following customer accounted for 10% or more of our total net revenue:

	Six months ended September 30, 2025		September 30, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$38,402	100%	$–

During the six months ended September 30, 2024, the following customer accounted for 10% or more of our total net revenue:

	Six months ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$38,423	100%	$–

Cost of Revenue

Cost of revenue for the six months ended September 30, 2025 and 2024, was $23,041 and $23,053, respectively.

Gross Profit

We achieved a gross profit of $15,361 and $15,370 for the six months ended September 30, 2025 and 2024, respectively.

Research and Development Expenses (“R&D”)

Research and development expenses were $0 and $66,000 for the six months ended September 30, 2025 and 2024, respectively. The decrease in expenses was attributable to the decrease in R&D activity.

Sales and Marketing Expenses

Sales and marketing expenses were $509,243 and $66,000 for the six months ended September 30, 2025 and 2024, respectively. The increase in expenses was due to $500,000 consulting fees incurred during the three months ended September 30, 2025.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $138,992 and $61,222 for the six months ended September 30, 2025 and 2024, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses increased by approximately $77,770 in the six months ended September 30, 2025 from $61,222 in the six months ended September 30, 2024. The increase was primarily attributable to an increase in legal and professional fees, dues and subscriptions and salaries .

Other income, net

Other income, net was $0 and $2,513,987 for the six months ended September 30, 2025 and 2024, respectively. For the six months ended September 30, 2024 incurred a gain on disposal of subsidiaries of $2,513,875.

Income Tax Expense

No income tax expense incurred during the six months ended September 30, 2025 and 2024.

Net (loss) income

As a result of the above, we reported net (loss) income of $(632,874) for the six months ended September 30, 2025, as compared to $2,336,135 for the six months ended September 30, 2024. The decrease in net income (loss) was mainly attributable to the decrease in other income which recorded gain on disposal of subsidiaries as mentioned above during the six months ended September 30, 2024.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the six months ended September 30, 2025 and 2024.

	Six months ended September 30,
	2025	2024
Net cash used in operating activities	$(97,881)	$(75,625)
Net cash used in investing activities	$–	$(4,195)
Net cash provided by financing activities	$106,224	$91,919

Net Cash Used In Operating Activities

For the six months ended September 30, 2025, net cash used in operating activities was $97,881, which consisted primarily of a net loss of $632,874, a decrease in accrued liabilities and other payables of $7,670, an increase in accrued consulting and service fee of $33,000, an increase in inventories of $37,176,890, an increase in account payables of $13,240,221, an increase of amount due to related parties of $23,945,046 and non-cash item such as amortization of $1,286 and share based payment of $500,000.

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

Net Cash Used in Investing Activities

For the six months ended September 30, 2025, no net cash was generated from investing activities.

For the six months ended September 30, 2024, net cash used in investing activities was $4,195, which consisted of cash outflow from disposal of subsidiaries.

Net Cash Provided by Financing Activities

For the six months ended September 30, 2025, net cash provided by financing activities was $106,224, which consisted of advances from related parties.

For the six months ended September 30, 2024, net cash provided by financing activities was $91,919, which consisted of advances from related parties and accrued consulting expenses incurred.

Going Concern

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $8,076,252 at September 30, 2025. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2026 to be significantly higher than 2025. As of September 30, 2025, we had an accumulated deficit of $8,076,252. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the six months ended September 30, 2025 and 2024.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2025, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior securities.

None.

ITEM 4. Mine Safety disclosures.

Not applicable.

ITEM 5. other information.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 19, 2025

