Form 10-Q
period 2025-12-31
King Resources, Inc.
filed 2026-02-23
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2025

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 9, 2026 was 87,221,765.

INTRODUCTORY COMMENT

We are not a Hong Kong operating company but a Delaware holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and the British Virgin Islands. Our investors hold shares of common stock in King Resources, Inc, the Delaware holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong operating subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and the People’s Republic of China (“the PRC”) authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.” set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2025 (the “Annual Report”).

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

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiary to King Resources, Inc If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to our Hong Kong subsidiary will be subject to PRC taxes, including business taxes and Value-added tax. As of the date of this report, we do not have any PRC subsidiaries and our Hong Kong subsidiary has not made any transfers, dividends or distributions nor do we expect to make such transfer, dividends or distributions in the foreseeable future.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KING RESOURCES, INC. AND SUBSIDIARIES

(Formerly Onesolution Technology Inc.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND MARCH 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2025	March 31, 2025
		(Audited)
ASSETS
Current assets:
Amounts due from related parties	$27,724	$39,436
Accounts receivable	44,128	–
Deposits	128	–
Cash and cash equivalents	2,144	2,417

Total current assets	74,124	41,853

Non-current assets:
Property and equipment, net	–	–
Intangible assets, net	114	1,507

Total non-current assets	114	1,507

TOTAL ASSETS	$74,238	$43,360

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$234,782	$254,139
Accounts payables	120,455	–
Accrued consulting and service fee	400,000	400,000
Amounts due to related parties	440,174	342,247

Total current liabilities	1,195,411	996,386

TOTAL LIABILITIES	1,195,411	996,386

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.0001, 100,000,000 shares authorized, 50,000,000 shares undesignated as of December 31, 2025 and March 31, 2025	–	–
Series C Preferred Stock, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	30,000	30,000
Common stock, par value $0.0001, 36,000,000,000 shares authorized, 87,221,765 and 1,546,950 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	8,722	67
Common stock to be cancelled	(7,634)	–
Deferred compensation	(2,628,800)	–
Additional paid-in capital	10,296,609	6,459,230
Accumulated other comprehensive income	1,947	1,055
Accumulated deficit	(8,822,017)	(7,443,378)

Stockholders’ deficit	(1,121,173)	(953,026)

TOTAL ASSETS AND STOCKHOLDERS’ EQUITY	$74,238	$43,360

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC. AND SUBSIDIARIES

(Formerly Onesolution Technology Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended December 31,		Nine Months ended December 31,
	2025	2024	2025	2024

Revenue, net	$589,880	$19,239	$628,282	$57,662
Cost of revenue	(530,293)	(11,544)	(553,334)	(34,597)

Gross profit	59,587	7,695	74,948	23,065

Operating expenses:
Research and development expenses	–	–	–	66,000
Sales and marketing expenses	732,756	130,000	1,241,999	196,000
General and administrative expenses	72,596	45,209	211,588	106,431
Total operating expenses	805,352	175,209	1,453,587	368,431

Loss from operations	(745,765)	(167,514)	(1,378,639)	(345,366)

Other income (expense):
Sundry income	–	–	–	112
Loss on impairment of goodwill	–	(458,550)	–	(458,550)
Gain on disposal of subsidiaries	–	–	–	2,513,875
Total other income (expense), net	–	(458,550)	–	2,055,437

INCOME (LOSS) BEFORE INCOME TAXES	(745,765)	(626,064)	(1,378,639)	1,710,071

Income tax expense	–	–	–	–

NET INCOME (LOSS)	(745,765)	(626,064)	(1,378,639)	1,710,071

Other comprehensive loss:
– Foreign currency adjustment gain (loss)	8,996	(943)	892	(16,533)

COMPREHENSIVE INCOME (LOSS)	$(736,769)	$(627,007)	$(1,377,747)	$1,693,538

Net income (loss) per share – Basic and Diluted*
– Basic	$(0.01)	$(0.43)	$(0.05)	$1.17
– Diluted	$(0.01)	$(0.43)	$(0.05)	$0.97

Weighted average outstanding shares
– Basic	74,775,669	1,460,288	26,127,360	1,459,686
– Diluted	74,775,669	1,460,288	26,127,360	1,759,686

*	Less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC. AND SUBSIDIARIES

(Formerly Onesolution Technology Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Nine months ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,378,639)	$1,710,071

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation - property and equipment	–	1,297
Amortization of intangible assets	1,389	6,564
Share based compensation expense	1,209,600	–
Loss on impairment of goodwill	–	458,550
Gain on disposal of subsidiaries	–	(2,513,875)

Change in operating assets and liabilities:
Accounts receivable	(44,128)	–
Deposit, prepayments and other receivables	(128)	7,842
Accrued liabilities and other payables	(19,357)	583
Accounts payables	120,455	402
Accrued consulting and service fees	33,000	294,995

Net cash used in operating activities	(77,808)	(33,571)

Cash flows from investing activities:
Cash outflow from acquisition of a subsidiary	–	1,030
Cash outflow from disposal of subsidiaries	–	(4,195)

Net cash used in investing activities	–	(3,165)

Cash flows from financing activities:
Advances from related parties	76,639	51,837

Net cash provided by financing activities	76,639	51,837

Foreign currency translation adjustment	896	(14,605)

Net change in cash and cash equivalents	(273)	496

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,417	1,556

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,144	$2,052

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC. AND SUBSIDIARIES

(Formerly Onesolution Technology Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series C Preferred stock		Common stock		Common stock to be issued/cancelled			Additional	Accumulated other comprehensive		Total
	No. of		No. of		No. of		Deferred	paid-in	income	Accumulated	stockholders’
	shares	Amount	shares	Amount	shares	Amount	Compensation	capital	(loss)	losses	deficit

Balance as of April 1, 2024	30,000,000	$30,000	563,417	$56	15,000	$2	$–	$6,329,156	$(409)	$(9,391,470)	$(3,032,577)
Share issued for services rendered	–	–	15,000	2	(15,000)	(2)	–	–	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	–	(4,782)	–	(4,782)
Net loss for the period	–	–	–	–	–	–	–	–	–	(161,652)	(161,652)
Balance as of June 30, 2024	30,000,000	$30,000	578,417	$58	–	$–	$–	$6,329,156	$(5,191)	$(9,553,122)	$(3,199,011)
Disposal of subsidiaries	–	–	–	–	–	–	–	–	16,851	–	16,851
Foreign translation adjustment	–	–	–	–	–	–	–	–	(10,808)	–	(10,808)
Net loss for the period	–	–	–	–	–	–	–	–	–	2,497,787	2,497,787
Balance as of September 30, 2024	30,000,000	$30,000	578,417	$58	–	$–	$–	$6,329,156	$852	$(7,055,335)	$(695,181)
Share issued for services rendered	–	–	86,667	9	–	–	–	129,991	–	–	130,000
Share cancellation	–	–	(5)	–	–	–	–	(5)	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	–	(943)	–	(943)
Net loss for the period	–	–	–	–	–	–	–	–	–	(626,064)	(626,064)
Balance as of December 31, 2024	30,000,000	$30,000	665,079	$67	–	$–	$–	$6,459,230	$(91)	$(7,681,399)	$(1,192,193)

(continued)

	Series C Preferred stock		Common stock		Common stock to be issued/cancelled			Additional	Accumulated other comprehensive		Total
	No. of		No. of		No. of		Deferred	paid-in	income	Accumulated	stockholders’
	shares	Amount	shares	Amount	shares	Amount	Compensation	capital	(loss)	losses	deficit

Balance as of April 1, 2025	30,000,000	$30,000	665,079	$67	–	$–	$–	$6,459,230	$1,055	$(7,443,378)	$(953,026)
Foreign translation adjustment	–	–	–	–	–	–	–	–	1,565	–	1,565
Net loss for the period	–	–	–	–	–	–	–	–	–	(307,611)	(307,611)
Balance as of June 30, 2025	30,000,000	$30,000	665,079	$67	–	$–	$–	$6,459,230	$2,620	$(7,750,989)	$(1,259,072)
Share issuance	–	–	2,733,333	273	–	–	(2,000,000)	4,099,727	–	–	2,100,000
Amortization of deferred compensation	–	–	–	–	–	–	500,000	–	–	–	500,000
Fractional shares from reverse split	–	–	881,871	88	–	–	–	(88)	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	–	(9,669)	–	(9,669)
Net loss for the period	–	–	–	–	–	–	–	–	–	(325,263)	(325,263)
Balance as of September 30, 2025	30,000,000	$30,000	4,280,283	$428	–	$–	$(1,500,000)	$10,558,869	$(7,049)	$(8,076,252)	$1,005,996
Share issuance	–	–	82,940,616	8,294	–	–	(1,838,400)	25,871,056	–	–	24,040,950
Amortization of deferred compensation	–	–	–	–	–	–	709,600	–	–	–	709,600
Fractional shares from reverse split	–	–	866	–	–	–	–	–	–	–	–
Common stock to be cancelled	–	–	–	–	(76,340,616)	(7,634)	–	(26,133,316)	–	–	(26,140,950)
Foreign translation adjustment	–	–	–	–	–	–	–	–	8,996	–	8,996
Net loss for the period	–	–	–	–	–	–	–	–	–	(745,765)	(745,765)
Balance as of December 31, 2025	30,000,000	$30,000	87,221,765	$8,722	(76,340,616)	$(7,634)	$(2,628,800)	$10,296,609	$1,947	$(8,822,017)	$(1,121,173)

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

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE － 1 BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on July 15, 2025.

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications have no impact on net earnings and financial position.

NOTE – 2 DESCRIPTION OF BUSINESS AND ORGANIZATION

King Resources, Inc. (the “Company”) was incorporated in the State of Delaware on September 8, 1995, under the name of ARXA International Energy, Inc. On June 4, 2001, the Company changed its name to King Resources, Inc. Effective December 27, 2023, the Company changed its name to King Resources, Inc. Effective September 9, 2025, the Company changed its name to King Resources, Inc., its current name.

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

●	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from December 31, 2025.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the nine months ended December 31, 2025 and 2024.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the nine months ended December 31, 2025 and 2024.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended December 31, 2025 and 2024.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Period-end HKD:US$ exchange rate	0.1285	0.1288
Annualized average HKD:US$ exchange rate	0.1282	0.1283

•	Comprehensive income

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

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $8,822,017 at December 31, 2025. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholder and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance to the success of raising such additional capital resources on terms satisfactory to the Company.

These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 5 AMOUNTS DUE (FROM) TO RELATED PARTIES

Related party balances consisted of the following:

	As of
	December 31, 2025	March 31, 2025

Due from shareholder	$871	$871
Due from related parties	26,853	38,565
	$27,724	$39,436

Due to directors	$50,000	$50,000
Due to related parties	390,174	292,247
	$440,174	$342,247

The amounts due from the Company’s shareholders and related parties represented temporary advances, which are unsecured, interest-free and expected to be settled in the next twelve months.

The amounts due to the Company’s directors and related parties represented temporary advances made to the Company, which are unsecured, interest-free and have no fixed terms of repayment.

The promissory note (“Note”) is related to trade payable arising from the purchase of 35 items of collectibles, which were received by the Company in August 2025. The Note is payable within 180 days from the date of delivery of the collectible items to the Company. The Company has a right to convert into the Company’s common stock by serving a conversion notice to the Note holder within 10 business days. The conversion price is determined based on the average closing price of the Company’s common stock over 10 trading days preceding the conversion notice. On December 31, 2025, the Company rescinded the Note with the Note holders.

NOTE – 6 STOCKHOLDERS’ DEFICIT

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

As of December 31, 2025 and March 31, 2025, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

On July 15, 2025, the Company issued 1,333,333 shares of its common stock to settle the consulting and service fee to consultants who provided the services to the Company.

On July 15, 2025, the Company also issued 1,400,000 shares of its common stock to the consignor as refundable earnest deposit under the consignment arrangement.

On October 8, 2025, the Company issued 74,940,616 shares of its common stock to settle the promissory note due to shareholder.

On December 16, 2025, the Company issued 8,000,000 shares of its common stock to settle the consulting and service fee to consultants who provided the services to the Company.

As of December 31, 2025 and March 31, 2025, the Company had a total of 87,221,765 and 665,079 shares of its common stock issued and outstanding, respectively.

On December 9, 2025, the Company approved the adoption of the Company’s 2026 Stock Incentive Plan (the “Plan”). The Plan allows the Board of Directors of the Company to grant incentive stock options, nonqualified stock options and restricted stock awards to officers, directors, employees and consultants of the Company. At the time of consent, there were eight million (8,000,000) shares of common stock of the Company reserved for issuance under the Plan.

On December 26, 2025, the Company approved the rescission and cancellation of 1,000,000 shares of common stock previously issued to Lam Ka Ho Gary and 1,000,000 shares of common stock previously issued to Lau Tin Yam on December 16, 2026. The cancellation was completed on February 10, 2026.

NOTE – 8 NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share for the nine months ended December 31, 2025 and 2024:

	Nine months ended December 31,
	2025	2024

Net (loss) income attributable to common shareholders	$(1,378,639)	$1,710,071

Weighted average common shares outstanding:
– Basic	26,127,360	1,459,686
– Diluted	26,127,360	1,759,686

Net (loss) income per share:
– Basic	$(0.05)	$1.17
– Diluted	$(0.05)	$0.97

*	The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).
#	Less than $0.001

NOTE – 9 INCOME TAX

For the nine months ended December 31, 2025 and 2024, the local (“United States of America”) and foreign components of (loss) income before income taxes comprised of the following:

	Nine months ended December 31,
	2025	2024

Tax jurisdiction from:
– Local	$(149,791)	$(536,737)
– Foreign, including
British Virgin Islands	(1,211,696)	2,246,959
Hong Kong	(17,152)	(151)

Loss (income) before income taxes	$(1,378,639)	$1,710,071

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

As of December 31, 2025, the operations in the United States of America incurred $2,179,965 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $457,792 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended December 31, 2025 and 2024 is as follows:

	Nine months ended December 31,
	2025	2024

Loss before income taxes	$(17,152)	$(151)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(2,830)	(25)
Tax effect of non-deductible items	–	1,301
Tax effect of non-taxable items	–	(140)
Net operating loss	2,830	(1,136)
Income tax expense	$–	$–

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2025 and March 31, 2025:

	December 31,	March 31,
	2025	2025

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$457,792	$426,336
Hong Kong tax regime	–	1,962
Less: valuation allowance	(457,792)	(428,298)
Deferred tax assets, net	$–	$–

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

During the nine months ended December 31, 2025 and 2024, the Company incurred technical consultancy services of $34,613 and $34,597 respectively to a related company which is related to a shareholder.

During the nine months ended December 31, 2025 and 2024, the Company recorded technical consultancy services income of $57,689 and $57,662 respectively to a related company which is related to a shareholder.

During the three months ended December 31, 2025 and 2024, the Company incurred technical consultancy services of $11,572 and $11,544 respectively to a related company which is related to a shareholder.

During the three months ended December 31, 2025 and 2024, the Company recorded technical consultancy services income of $19,287 and $19,239 respectively to a related company which is related to a shareholder.

During the nine months ended December 31, 2025, the Company issued promissory note of $23,945,046 to a related party, a shareholder in connection with trade payable in the purchase of 35 items of collectibles, which was settled in lieu of the Company’s common stock during the period ended September 30, 2025. On December 31, 2025, the Company rescinded the purchase agreement and cancelled promissory note, in which those related shares of common stock are to be cancelled accordingly.

During the nine months ended December 31, 2025 and 2024, the Company incurred consulting fee expenses of $0 and $33,000 respectively to a director, Wong Nga Yin Polin.

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 11 CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)       Major customers

For the three months ended December 31, 2025, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 96.7% of the Company’s revenue amounting to $570,593 with $145,349 accounts receivable at December 31, 2025.

For the three months ended December 31, 2024, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $19,239 with $0 accounts receivable at December 31, 2024.

For the nine months ended December 31, 2025, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 90.8% of the Company’s revenue amounting to $570,593 with $145,349 accounts receivable at December 31, 2025.

For the nine months ended December 31, 2024, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $57,662 with $0 accounts receivable at December 31, 2024.

(b)       Major vendors

For the three months ended December 31, 2025, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in Hong Kong, and accounted for 97.8% of the Company’s cost of revenue amounting to $518,721 with $120,455 accounts payables at December 31, 2025.

For the three months ended December 31, 2024, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in Hong Kong, and accounted for 100% of the Company’s cost of revenue amounting to $11,543 with $0 related party balances at December 31, 2024.

For the nine months ended December 31, 2025, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in Hong Kong, and accounted for 93.7% of the Company’s cost of revenue amounting to $518,721 with $120,455 accounts payables at December 31, 2025.

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

NOTE – 12 COMMITMENTS AND CONTINGENCIES

As of December 31, 2025, the Company has no material commitments or contingencies.

NOTE – 13 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

Overview

We were incorporated in the state of Delaware on September 8, 1995, under the name ARXA International Energy, Inc. On June 4, 2001, we changed our name to King Resources, Inc. Effective December 27, 2023 we changed our name to OneSolution Technology Inc. Effective September 9, 2025, we changed back to King Resources, Inc., our current name.

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

For the nine months ended December 31, 2025 and 2024, we reported a net (loss) income of $(1,378,639) and $1,710,071, respectively. As of December 31, 2025, and March 31, 2025, we had current assets of $42,148,235 and $41,853, respectively, and current liabilities of $14,610,610 and $996,386, respectively.

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

# King Resources, Inc.
## Group Chart as at December 31, 2025

King Resources, Inc.
(formerly known as: OneSolution Technology Inc.)
(Delaware)
(US OTC: KRFG)
100%
OneSolution Holdings Limited
(BVI)
100%
100%
100%
Heavenly Grace Limited
(HK)
OneSolution Management Limited
(BVI)
OneSolution Innotech Limited
(HK)

Results of Operations.

Comparison of the three months ended December 31, 2025 and 2024

The following table sets forth certain operational data for the periods indicated:

	Three months ended December 31,
	2025	2024
Revenue, net	$589,880	$19,239
Cost of revenue	(530,293)	(11,544)
Gross profit	59,587	7,695
Operating expenses:
Sales and marketing expenses	(732,756)	(130,000)
General and administrative expenses	(72,596)	(45,209)
Loss from operation	(745,765)	(167,514)
Other expense, net	–	(458,550)
(Loss) income before income taxes	(745,765)	(626,064)
Income tax expense	–	–
Net (loss) income	$(745,765)	$(626,064)

Revenue

During the three months ended December 31, 2025, the following customer accounted for 10% or more of our total net revenue:

	Three months ended December 31, 2025		December 31, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Mirum Digital Media Limited	$570,593	96.7%	$145,349

During the three months ended December 31, 2024, the following customer accounted for 10% or more of our total net revenue:

	Three months ended December 31, 2024		December 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$19,239	100%	$–

Cost of Revenue

Cost of revenue for the three months ended December 31, 2025 and 2024, was $530,293 and $11,544, respectively. The increase was due to cost of sales of collectibles of $518,721 during the three months ended December 31, 2025.

Gross Profit

We achieved a gross profit of $59,587 and $7,695 for the three months ended December 31, 2025 and 2024, respectively. The gross profit increased due to contribution of the sales of collectibles.

Sales and Marketing Expenses

Sales and marketing expenses were $732,756 and $130,000 for the three months ended December 31, 2025 and 2024, respectively. The increase in expenses was due to $709,600 consulting fees incurred during the three months ended December 31, 2025.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $72,596 and $45,209 for the three months ended December 31, 2025 and 2024, respectively. These expenses primarily include transfer agent fee, salaries, provident fund contribution as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses increased by approximately $27,387 in the three months ended December 31, 2025 from $45,209 in the three months ended December 31, 2024. The increase was primarily attributable to the increase in professional fees.

Other income (expense), net

Other income (expense), net was $0 and $(458,550) for the three months ended December 31, 2025 and 2024, respectively. For the three months ended December 31, 2024 incurred a loss on impairment of goodwill of $458,550.

Income Tax Expense

No income tax expense incurred during the three months ended December 31, 2025 and 2024.

Net loss

As a result of the above, we reported net loss of $745,765 for the three months ended December 31, 2025, as compared to $626,064 for the three months ended December 31, 2024. The increase in net loss was mainly attributable to the increase in sales and marketing expenses offset by decrease in other expense.

Comparison of the nine months ended December 31, 2025 and 2024

The following table sets forth certain operational data for the periods indicated:

	Nine months ended December 31,
	2025	2024
Revenue, net	$628,282	$57,662
Cost of revenue	(553,334)	(34,597)
Gross profit	74,948	23,065
Operating expenses:
Research and development expenses	–	(66,000)
Sales and marketing expenses	(1,241,999)	(196,000)
General and administrative expenses	(211,588)	(106,431)
Loss from operation	(1,378,639)	(345,366)
Other income, net	–	2,055,437
(Loss) income before income taxes	(1,378,639)	1,710,071
Income tax expense	–	–
Net (loss) income	$(1,378,639)	$1,710,071

Revenue

During the nine months ended December 31, 2025, the following customer accounted for 10% or more of our total net revenue:

	Nine months ended December 31, 2025		December 31, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Mirum Digital Media Limited	$570,593	90.8%	$145,349

During the nine months ended December 31, 2024, the following customer accounted for 10% or more of our total net revenue:

	Nine months ended December 31, 2024		December 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$57,662	100%	$–

Cost of Revenue

Cost of revenue for the nine months ended December 31, 2025 and 2024, was $553,334 and $34,597, respectively. The increase was due to cost of sales of collectibles of $518,721 during the three months ended December 31, 2025.

Gross Profit

We achieved a gross profit of $74,948 and $23,065 for the nine months ended December 31, 2025 and 2024, respectively.

Research and Development Expenses (“R&D”)

Research and development expenses were $0 and $66,000 for the nine months ended December 31, 2025 and 2024, respectively. The decrease in expenses was attributable to the decrease in R&D activity.

Sales and Marketing Expenses

Sales and marketing expenses were $1,241,999 and $196,000 for the nine months ended December 31, 2025 and 2024, respectively. The increase in expenses was due to $1,209,600 consulting fees incurred during the nine months ended December 31, 2025.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $211,588 and $106,431 for the nine months ended December 31, 2025 and 2024, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses increased by approximately $105,157 in the nine months ended December 31, 2025 from $106,431 in the nine months ended December 31, 2024. The increase was primarily attributable to an increase in legal and professional fees, dues and subscriptions and salaries .

Other income, net

Other income, net was $Nil and $2,055,437 for the nine months ended December 31, 2025 and 2024, respectively. For the nine months ended December 31, 2024 incurred a gain on disposal of subsidiaries of $2,513,875 offset by loss on impairment of goodwill $458,550.

Income Tax Expense

No income tax expense incurred during the nine months ended December 31, 2025 and 2024.

Net (loss) income

As a result of the above, we reported net (loss) income of $(1,378,639) for the nine months ended December 31, 2025, as compared to $1,710,071 for the nine months ended December 31, 2024. The decrease in net income was mainly attributable to the decrease in other income which recorded gain on disposal of subsidiaries as mentioned above during the nine months ended December 31, 2024.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the nine months ended December 31, 2025 and 2024.

	Nine months ended December 31,
	2025	2024
Net cash used in operating activities	$(77,808)	$(33,571)
Net cash used in investing activities	$–	$(3,165)
Net cash provided by financing activities	$76,639	$51,837

Net Cash Used In Operating Activities

For the nine months ended December 31, 2025, net cash used in operating activities was $77,808, which consisted primarily of a net loss of $1,378,639, a decrease in accrued liabilities and other payables of $19,357, an increase in accrued consulting and service fee of $33,000, an increase in account payables of $120,455, an increase in account receivables of $44,128 and non-cash item such as amortization of $1,389 and share based payment of $1,209,600.

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

Net Cash Used in Investing Activities

For the nine months ended December 31, 2025, no net cash was generated from investing activities.

For the nine months ended December 31, 2024, net cash used in investing activities was $3,165, which consisted of cash outflow from disposal of subsidiaries of $4,195 and cash inflow from acquisition of a subsidiary of $1,030.

Net Cash Provided by Financing Activities

For the nine months ended December 31, 2025, net cash provided by financing activities was $76,639, which consisted of advances from related parties.

For the nine months ended December 31, 2024, net cash provided by financing activities was $51,837, which consisted of advances from related parties and accrued consulting expenses incurred.

Going Concern

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $8,822,017 at December 31, 2025. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2026 to be significantly higher than 2025. As of December 31, 2025, we had an accumulated deficit of $8,822,017. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the nine months ended December 31, 2025 and 2024.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of December 31, 2025, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. legal proceedings.

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. Risk factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. However, we have included the following risk factor which updates the risk factor set forth in the Annual Report.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior securities.

None.

ITEM 4. Mine Safety disclosures.

Not applicable.

ITEM 5. other information.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: February 23, 2026

