Form 10-K
period 2026-03-31
King Resources, Inc.
filed 2026-07-14
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at July 8, 2026
Common Stock, $0.0001 par value per share	10,881,149 shares

The aggregate market value of the 1,263,366 shares of Common Stock of the registrant held by non-affiliates on September 30, 2025, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $382,168.22.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

INTRODUCTORY COMMENT

We are not a Hong Kong operating company but a Delaware holding company with operations conducted through our wholly owned subsidiaries: (i) OneSolution Holdings Limited (“OSH”), a BVI limited liability holding company formed in August 23, 2022; (ii) Heavenly Grace Limited (“Heavenly Grace”), a Hong Kong limited liability company formed in June 13, 2012; and (iii) OneSolution Innotech Limited (“OSIL”), a Hong Kong limited liability company formed in September 2, 2022. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong operating subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and the People’s Republic of China (“the PRC”) authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.”

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

References in this annual report to the “Company,” “KRFG,” “we,” “us” and “our” refer to King Resources, Inc., a Delaware company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

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

King Resources, Inc. is permitted under Delaware laws to provide funding to our subsidiaries in Hong Kong and the British Virgin Islands through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiaries, OneSolution Innotech Limited and Heavenly Grace Limited, and British Virgin Islands subsidiaries, OneSolution Holdings Limited, is also permitted under the laws of Hong Kong and the British Virgin Islands to provide funding to King Resources, Inc. through dividend distributions without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the parent company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the parent company and its subsidiaries.

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

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from King Resources, Inc. to our Hong Kong subsidiaries or from our Hong Kong subsidiaries to King Resources, Inc. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of Hong Kong dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S. investors.

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

We generated revenue of $830,662 and $76,921 for the years ended March 31, 2026 and 2025, respectively. We reported a net loss of $2,184,179 and a net income of $1,948,092 for the years ended March 31, 2026 and 2025, respectively. We had current assets of $299,364 and current liabilities of $1,493,053 as of March 31, 2026. As of March 31, 2025, our current assets and current liabilities were $41,853 and $996,386, respectively. We have prepared our consolidated financial statements for the years ended March 31, 2026 and 2025 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders.

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

Our corporate organization chart is as below:

King Resources, Inc.
Group Chart as at May 1, 2026

King Resources, Inc.
(Delaware)
(US OTC: KRFG)
100%
OneSolution Holdings Limited
(BVI)
100%
100%
Heavenly Grace Limited
(HK)
OneSolution Innotech Limited
(HK)

King Resources, Inc. is a holding company with no operations. It operates solely through its subsidiaries. We have four wholly-owned subsidiaries: (i) OneSolution Holdings Limited (“OSH”), a BVI limited liability company formed in August 23, 2022; (ii) Heavenly Grace Limited (“Heavenly Grace”), a Hong Kong limited liability company formed in June 13, 2012; and (iii) OneSolution Innotech Limited (“OSIL”), a Hong Kong limited liability company formed in September 2, 2022.

History and Development of the Company

We were incorporated in the state of Delaware on September 8, 1995, under the name ARXA International Energy, Inc. On June 4, 2001, we changed our name to King Resources, Inc.. Effective December 27, 2023, we changed our name to OneSolution Technology Inc. On September 9, 2025, we changed our name back to King Resources, Inc., our current name.

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

The above mentioned corporate actions became effective on September 9, 2025.

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

Major Customers

For the year ended March 31, 2026 we have three major customers, Marvel Digital Group Limited, Mirum Digital Media Limited and Sunny Hill Technology Limited, contributing our revenue of $57,600, $569,706 and $203,356. For the year ended March 31, 2025, we have a major customer, Marvel Digital Group Limited, contributing our revenue of $76,921.

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

COMPETITION

We operate in a highly specialized area that is evolving very quickly with rapid developments. Currently we compete with traditional collectibles shops and leading arts and collectible sellers such as Christie’s and Sotheby’s which may offer substantially the same or similar service offerings as us. Auction houses have a well-established customer base and brand name, but they have not developed sophisticated technology to transform their business into the blockchain NFT technology area. We believe the principal competitive factors in our market include the following:

•	breadth of artist and collectibles base;
•	sophistication of proprietary technologies;
•	excellence in legal expertise; and
•	strength and recognition of our brand.

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

We are required to contribute to the pension fund for all eligible employees in Hong Kong who are at least 18 but under 65 years of age. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended March 31, 2026 and 2025, no pension contributions are made by us. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

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

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a relatively small number of customers. During the fiscal year ended March 31, 2026, three customers accounted for 100% of our revenues. If we were to either lose one of our major customers or have a major customer significantly reduce its volume of business with us, our business, results of operations and financial condition would be harmed unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period. Because our customers generally do not provide us with firm, long-term volume purchase commitments, our customers, including our largest customers upon whom we may become dependent, can reduce or terminate altogether their business with us at any time.

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

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6.  RESERVED.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended March 31, 2026 and 2025. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

King Resources, Inc. is a holding company that prior to September 30, 2024, operated through its wholly-owned subsidiaries Powertech Corporation Limited and OneSolution Innotech Limited, limited liability companies organized under the laws of Hong Kong. Powertech provided solutions for other companies that are in the fields of developing high power, high voltage power supply and wireless charging technologies. On September 30, 2024, the Company conducted a corporate restructuring and disposed of all equity interests in Powertech Management Limited and Powertech Corporation Limited, and the disposal of these subsidiaries resulted from a net gain of $2,513,875. On November 21, 2024, the Company acquired Heavenly Grace Limited from a related party at its net carrying value of approximately $7,000, which did not operate any businesses in prior years. Heavenly Grace is engaged in the arts and collectibles business. As a result, the business of Heavenly Grace became the primary business of King Resources, Inc. after September 30, 2024.

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

We are currently at the market introduction phase as we are preparing to launch our first batch of smart chargers to the market. For the years ended March 31, 2026 and 2025, we reported a net loss of $2,184,179 and a net income of $1,948,092, respectively. As of March 31, 2026, we had current assets of $299,364 and current liabilities of $1,493,053. As of March 31, 2025, we had current assets of $41,853 and current liabilities of $996,386.

Our financial statements for the years ended March 31, 2026 and 2025 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations

Comparison of the fiscal years ended March 31, 2026 and 2025

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended March 31,
	2026	2025
Revenue	$830,662	$76,921
Cost of revenue	(726,072)	(46,152)
Gross profit	104,590	30,769
Operating expenses:
Research and development expenses	–	(134,000)
Sales and marketing expenses	(1,993,363)	(135,517)
General and administrative expenses	(295,406)	(333,989)
Loss from operation	(2,184,179)	(572,737)
Other income, net	–	2,520,829
(Loss) income before income taxes	(2,184,179)	1,948,092
Income tax expense	–	–
Net (loss) income	$(2,184,179)	$1,948,092

Revenue

During the year ended March 31, 2026, the following customers accounted for 10% or more of our total net revenues:

	Year ended March 31, 2026		March 31, 2026
Customer	Revenues	Percentage of revenues	Accounts receivable
Mirum Digital Media Limited	$569,707	68.58%	$43,815
Sunny Hill Technology Limited	$203,357	24.48%	$202,680

During the year ended March 31, 2025, the following customers accounted for 10% or more of our total net revenues:

	Year ended March 31, 2025		March 31, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Marvel Digital Group Limited	$76,921	100%	$–

Cost of Revenue

Cost of revenue for the years ended March 31, 2026 and 2025, was $726,072 and $46,152, respectively. The increase was primarily attributable to costs of collectibles sales which was incurred for the year ended March 31, 2026.

Gross Profit

We achieved a gross profit of $104,590 and $30,769 for the years ended March 31, 2026 and 2025, respectively. The increase in gross profit was attributable to a relative growth in the revenue from collectibles sales.

Research and Development Expenses (“R&D”)

Research and development expenses was $0 and $134,000 for the years ended March 31, 2026 and 2025, respectively. The decrease in expenses was attributable to the decrease in R&D activity associated with our smart chargers, power banks and IoT products development.

Sales and Marketing Expenses

Sales and marketing expenses was $1,993,363 and $135,517 for the years ended March 31, 2026 and 2025, respectively. The expenses primarily include consulting fees. The increase in expenses was primarily attributable to the increase in business development consulting fees during the year.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $295,406 and $333,989 for the years ended March 31, 2026 and 2025, respectively. These expenses primarily include salaries and allowances, management fees, as well as costs incurred on other professional fees incurred in connection with general operations of the Company.

Other income, net

Other income, net was $0 and $2,520,829 for the years ended March 31, 2026 and 2025, respectively. The amount decreased mainly due to one-off transaction recognized in gain on disposal of subsidiaries in 2025.

Income Tax Expense

No income tax expense incurred during the years ended March 31, 2026 and 2025.

Net income (loss)

As a result of the above, we reported net loss of $2,184,179 for the year ended March 31, 2026, as compared to the net income of $1,948,092 for the year ended March 31, 2025. The increase in net loss was primarily attributable to the increase in sales and marketing expenses as mentioned above

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the years ended March 31, 2026 and 2025.

	Years ended March 31,
	2026	2025
Net cash used in operating activities	$(156,676)	$(85,555)
Net cash used in investing activities	$(9,437)	$(3,165)
Net cash provided by financing activities	$169,976	$103,035

Net Cash Used In Operating Activities

For the year ended March 31, 2026, net cash used in operating activities was $156,676, which consisted primarily of a net loss of $2,184,179, an increase in deposits, prepayments and other receivables of $16,546, increase in accounts receivable of $246,495 and an decrease in accrued liabilities and other payables of $12,975, offset by an increase in accounts payable of $292,618, an increase in accrued consulting and service fees of $33,000, depreciation of property and equipment of $1,063, amortization of intangible assets of $1,488, and share based compensation expenses of $1,949,400.

For the year ended March 31, 2025, net cash used in operating activities was $85,555, which consisted primarily of loss on impairment of goodwill of $6,842 and a gain on disposal of subsidiaries of $2,513,875, offset by a net income of $1,948,092, an increase in accrued liabilities and other payables of $39,973, an increase in account payables of $402, an increase in accrued consulting and service fee of $430,995, a decrease in deposits, prepayments and other receivables of $7,842, depreciation of property and equipment of $1,296 and amortization of intangible assets of $6,562.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities to finance our operations and future acquisitions.

Net Cash Used In Investing Activities

For the year ended March 31, 2026, net cash used in investing activities was $9,437, which consisted of cash outflow from purchases of property and equipment.

For the year ended March 31, 2025, net cash used in investing activities was $3,165, which consisted of cash outflow from disposal of subsidiaries of $4,195 and cash inflow from acquisition of a subsidiary of $1,030.

Net Cash Provided by Financing Activity

For the year ended March 31, 2026, net cash provided by financing activity was $169,976, which consisted of advances from related parties.

For the year ended March 31, 2025, net cash provided by financing activity was $103,035, which consisted of advances from related parties.

Working Capital

As of March 31, 2026, we had cash and cash equivalents of $8,789, accounts receivable of $246,495 and deposits, prepayments and other receivables of $16,546.

As of March 31, 2025, we had cash and cash equivalents of $2,417.

As of March 31, 2026 and 2025, we had working capital deficit of $1,193,689 and $954,533, respectively.

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

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2027 to be significantly higher than 2026. As of March 31, 2026, we had an accumulated deficit of $9,627,557. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months and up to $20,000,000 investment from Williamsburg Venture Holdings, LLC in the next 2 – 3 years.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years ended March 31, 2026 and 2025.

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

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, and such fees are billed to the customer when the performance obligation is satisfied.

The Company recognizes such revenue in the period when the amounts are determined to be fixed and the performance obligation is satisfied as the Company completes the obligations.

 Collectibles sales

Revenues from collectibles sales are recognized when the customer obtains control of the products based on the contractual shipping terms, at which time the performance obligation is deemed to be completed.

Costs incurred in connection with sales of goods, are included in cost of revenue which consist primarily of costs associated with the goods sold.

Technical consultancy services

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

KING RESOURCES, INC.

(FORMERLY ONESOLUTION TECHNOLOGY INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Stockholder of

KING RESOURCES, INC.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of King Resources, Inc. and its subsidiaries (the ‘Company’) as of March 31, 2026 and 2025, and the related consolidated statement of operations and comprehensive income / (loss), changes in stockholders’ equity / (deficit), and cash flows for the years ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the years ended March 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has accumulated deficit of $(9,627,557), and suffered a working capital deficit of $(1,193,689) as of March 31, 2026. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and external financing to enable the Company to meet its obligations as they become due. However, there can be no assurance on the success of securing such funding and on terms satisfactory to the Company.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. There are no critical audit matter to communicate.

/s/ Lateef Awojobi

LAO Professionals

Firm ID: 7057

We have served as the Company’s auditor since 2025.

Lagos, Nigeria

July 14, 2026

KING RESOURCES, INC. AND SUBSIDIARIES

(Formerly Onesolution Technology Inc.)

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$8,789	$2,417
Accounts receivable	246,495	–
Deposits, prepayments and other receivables	16,546	–

Total current assets	271,830	2,417

Non-current assets:
Property and equipment, net	8,374	–
Intangible assets, net	12	1,507

Total non-current assets	8,386	1,507

TOTAL ASSETS	$280,216	$3,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$292,618	$–
Accrued liabilities and other payables	267,114	254,139
Accrued consulting and service fee	400,000	400,000
Amounts due to related parties	505,787	302,811

Total current liabilities	1,465,519	956,950

TOTAL LIABILITIES	1,465,519	956,950

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.0001, 100,000,000 shares authorized, 50,000,000 shares undesignated as of March 31, 2026 and 2025, respectively	–	–
Series C Preferred Stock, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of March 31, 2026 and 2025, respectively	30,000	30,000
Common stock, par value $0.0001, 36,000,000,000 shares authorized, 10,881,149 and 665,079 shares issued and outstanding as of March 31, 2026 and 2025, respectively	1,088	67
Deferred compensation	(2,469,400)	–
Additional paid-in capital	10,877,009	6,459,230
Accumulated other comprehensive income	3,557	1,055
Accumulated deficit	(9,627,557)	(7,443,378)

Stockholders’ deficit	(1,185,303)	(953,026)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$280,216	$3,924

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC. AND SUBSIDIARIES

(Formerly Onesolution Technology Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2026	2025

Revenue, net	$830,662	$76,921
Cost of revenue	(726,072)	(46,152)

Gross profit	104,590	30,769

Operating expenses:
Research and development expenses	–	(134,000)
Sales and marketing expenses	(1,993,363)	(135,517)
General and administrative expenses	(295,406)	(333,989)
Total operating expenses	(2,288,769)	(603,506)

Loss from operation	(2,184,179)	(572,737)

Other income:
Sundry income	–	6,954
Gain on disposal of subsidiaries	–	2,513,875
Total other income, net	–	2,520,829

(LOSS) INCOME BEFORE INCOME TAXES	(2,184,179)	1,948,092

Income tax expense	–	–

NET (LOSS) INCOME	(2,184,179)	1,948,092

Other comprehensive income (loss):
– Foreign currency adjustment gain (loss)	2,502	(15,387)

COMPREHENSIVE (LOSS) INCOME	$(2,181,677)	$1,932,705

Net (loss) income per share – Basic and Diluted
– Basic	$(0.10)	$3.23
– Diluted	$(0.10)	$3.23

Weighted average outstanding shares
– Basic	22,089,108	603,566
– Diluted	22,089,108	603,566

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC. AND SUBSIDIARIES

(Formerly Onesolution Technology Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2026	2025

Cash flows from operating activities:
Net (loss) income	$(2,184,179)	$1,948,092

Adjustments to reconcile net loss (income) to net cash used in operating activities:
Depreciation – property and equipment	1,063	1,296
Amortization of intangible assets	1,488	6,562
Share based compensation expenses	1,949,400	–
Loss on impairment of goodwill	–	(6,842)
Gain on disposal of subsidiaries	–	(2,513,875)

Change in operating assets and liabilities:
Accounts receivable	(246,495)	–
Deposit, prepayments and other receivables	(16,546)	7,842
Accrued liabilities and other payables	12,975	39,973
Accounts payable	292,618	402
Accrued consulting and service fees	33,000	430,995

Net cash used in operating activities	(156,676)	(85,555)

Cash flows from investing activities:
Cash inflow from acquisition of a subsidiary	–	1,030
Cash outflow from disposal of subsidiaries	–	(4,195)
Cash outflow from purchases of property and equipment	(9,437)	–

Net cash used in investing activities	(9,437)	(3,165)

Cash flows from financing activities:
Advances from related parties	169,976	103,035

Net cash provided by financing activities	169,976	103,035

Foreign currency translation adjustment	2,509	(13,454)

Net change in cash and cash equivalents	6,372	861

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,417	1,556

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,789	$2,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC. AND SUBSIDIARIES

(Formerly Onesolution Technology Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series C Preferred stock		Common stock		Common stock to be issued/cancelled			Additional	Accumulated other comprehensive		Total
	No. of		No. of		No. of		Deferred	paid-in	income	Accumulated	stockholders’
	shares	Amount	shares	Amount	shares	Amount	Compensation	capital	(loss)	losses	deficit

Balance as of April 1, 2024	30,000,000	$30,000	563,417	$56	15,000	$2	$–	$6,329,244	$(409)	$(9,391,470)	$(3,032,577)
Disposal of subsidiaries	–	–	–	–	–	–	–	–	16,851	–	16,851
Share issued for services rendered	–	–	101,667	11	(15,000)	(2)	–	129,991	–	–	130,000
Share cancellation	–	–	(5)	–	–	–	–	(5)	–	–	(5)
Foreign translation adjustment	–	–	–	–	–	–	–	–	(15,387)	–	(15,387)
Net loss for the year	–	–	–	–	–	–	–	–	–	1,948,092	1,948,092
Balance as of March 31, 2025	30,000,000	$30,000	665,079	$67	–	$–	$–	$6,459,230	$1,055	$(7,443,378)	$(953,026)

Share issued for services rendered	–	–	11,333,333	1,133	–	–	(4,878,400)	4,877,267	–	–	–
Amortization of deferred compensation	–	–	–	–	–	–	1,949,400	–	–	–	1,949,400
Fractional shares in relation to reverse spilt	–	–	882,737	88	–	–	–	(88)	–	–	–
Share cancellation for services agreement amendment	–	–	(2,000,000)	(200)	–	–	459,600	(459,400)	–	–	–
Share issued for settlement of inventory purchases	–	–	76,340,616	7,634	–	–	–	26,133,316	–	–	26,140,950
Share cancellation for inventory purchases transactions terminated	–	–	(76,340,616)	(7,634)	–	–	–	(26,133,316)	–	–	(26,140,950)
Foreign translation adjustment	–	–	–	–	–	–	–	–	2,502	–	2,502
Net loss for the year	–	–	–	–	–	–	–	–	–	(2,184,179)	(2,184,179)
Balance as of March 31, 2026	30,000,000	$30,000	10,881,149	$1,088	–	$–	$(2,469,400)	$10,877,009	$3,557	$(9,627,557)	$(1,185,303)

*Adjusted retrospectively for amendment in the par value of common stock (refer Note 8)

* The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

See accompanying notes to consolidated financial statements.

KING RESOURCES, INC. AND SUBSIDIARIES

(Formerly Onesolution Technology Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE –1 DESCRIPTION OF BUSINESS AND ORGANIZATION

King Resources, Inc. (the “Company”) was incorporated in the State of Delaware on September 8, 1995 under the name of ARXA International Energy, Inc. On June 4, 2001, the Company changed its name to King Resources, Inc. Effective December 27, 2023, the Company changed its name to OneSolution Technology Inc. Effective September 9, 2025, the Company changed its name to King Resources, Inc., its current name. Currently, the Company through its subsidiaries, is engaged primarily in the internet-related technical consultancy services and sales of arts and collectibles in Hong Kong.

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

On September 9, 2025, the Company effectuated a reverse split of its common shares at a ratio of 1-for-10,000. All share and per share amounts have been retroactively adjusted to reflect the reverse split for all years presented.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Segment reporting

Under ASC 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

In accordance with ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, the Company considered whether additional disclosures were required, including significant segment expenses and measures used by the chief operating decision maker (“CODM”). The Company’s CODM is the Chief Executive Officer, Mrs. Wong Nga Yin Polin, who is responsible for reviewing performance and making decisions regarding resource allocation.

Based on the management’s assessment, the Company determined that it has two reportable business segments, as defined by ASC 280, as follows:

–	Art and collectibles segment	Provision of sales of art and collectibles
–	Technical consultancy segment	Provision of technical consultancy services

For the years ended March 31, 2026 and 2025, all of the Company’s revenues and expenses are derived from Hong Kong. Therefore, no geographical segments are presented.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from March 31, 2026.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2026 and 2025, there was no allowance for doubtful accounts.

•	Allowance for expected credit losses

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. The Company’s allowance for expected credit loss estimates the amount of expected future credit losses by analyzing accounts receivables balance by age and applying historical write-off and collection experience. The Company’s estimate separately considers macroeconomics trends, specific circumstances and credit conditions of customer receivables. Account balances are written off against the allowance when it is determined the receivable will not be recovered. There was no allowance for expected credit loss for the years ended March 31, 2026 and 2025, respectively.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the years ended March 31, 2026 and 2025, respectively.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as intangible assets, property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charges for the years ended March 31, 2026 and 2025, respectively.

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

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, and such fees are billed to the customer when the performance obligation is satisfied.

The Company recognizes such revenue in the period when the amounts are determined to be fixed and the performance obligation is satisfied as the Company completes the obligations.

Collectibles sales

Revenues from collectibles sales are recognized when the customer obtains control of the products based on the contractual shipping terms, at which time the performance obligation is deemed to be completed.

Costs incurred in connection with sales of goods, are included in cost of revenue which consist primarily of costs associated with the goods sold.

Technical consultancy services

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

 The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended March 31, 2026 and 2025.

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

•	Net (loss) income per share

The Company calculates net (loss) income per share in accordance with ASC Topic 260, Earnings per Share. Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company and its subsidiaries are operating in Hong Kong and maintain the books and record in a local currency, Hong Kong Dollars (“HKD”), which is the functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the consolidated statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Year-end HKD:US$ exchange rate	0.1276	0.1286
Annualized average HKD:US$ exchange rate	0.1280	0.1283

•	Comprehensive income

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

The Company reported an accumulated deficit of $9,627,557 as of March 31, 2026. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst the management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 4 BUSINESS SEGMENT

During the years ended March 31, 2026 and 2025, the Company managed and operated its business into two reportable business segments:

–	Art and collectibles segment	Provision of sales of art and collectibles
–	Technical consultancy segment	Provision of technical consultancy services

The CODM assesses segment financial performance by reviewing segment revenue and segment operating income. The CODM will make decisions to allocate resources based on the review of monthly, quarterly, and annual financial information categorized by segment. The financial information is presented to the CODM using actual-to-actual results and budget-to-actual results.

The CODM evaluates performance and allocates resources to the segments, based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Summarized below is the information about the Company’s operating results by reporting segments for the years:

	Years ended March 31,
	Art and collectibles segment		Technical consultancy services segment		Corporate		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025

Revenues, net	$773,062	$–	$57,600	$76,921	$–	$–	$830,662	$76,921
Cost of revenues	(691,512)	–	(34,560)	(46,152)	–	–	(726,072)	(46,152)
Gross profit	81,550	–	23,040	30,769	–	–	104,590	30,769
Operating expenses
Amortization	(1,488)	(4,308)	–	(2,254)	–	–	(1,488)	(6,562)
Depreciation	(1,063)	–	–	(1,296)	–	–	(1,063)	(1,296)
Salaries and wages	(64,618)	(11,570)	–	–	–	–	(64,618)	(11,570)
Professional fees	(67)	–	–	–	(87,355)	(68,480)	(87,422)	(68,480)
Other general and administrative	(32,305)	(29,619)	(34,706)	(417,053)	(2,067,167)	(68,926)	(2,134,178)	(515,598)
Operating loss	(17,991)	(45,497)	(11,666)	(389,834)	(2,154,522)	(137,406)	(2,184,179)	(572,737)
Total other incomes (expenses), net	–	–	–	(48,888)	–	2,569,717	–	2,520,829
Income tax expense	–	–	–	–	–	–	–	–
Segment profit (loss)	$(17,991)	$(45,497)	$(11,666)	$(438,722)	$(2,154,522)	$2,432,311	$(2,184,179)	$1,948,092

	Collectibles segment		Technical consultancy services segment		Corporate		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025

Property and equipment, net	$8,374	$–	$–	$–	$–	$–	$8,374	$–
Intangible assets, net	$12	$1,507	$–	$–	$–	$–	$12	$1,507
Total Assets	$278,251	$2,912	$1,965	$1,012	$–	$–	$280,216	$3,924

NOTE – 5 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	As of March 31,
	2026	2025

Office equipment	$9,437	$–
Less: accumulated depreciation	(1,063)	–
	$8,374	$–

Depreciation expense for the years ended March 31, 2026 and 2025 were $1,063 and $0, respectively.

NOTE – 6 INTANGIBLE ASSETS

As of March 31, 2026 and 2025, intangible assets consisted of the following:

		As of March 31,
	Useful life	2026	2025
At cost:
Trademarks	10 years	$41,356	$5,815
Less: accumulated amortization		(41,344)	(4,308)
		$12	$1,507

Amortization of intangible assets for the years ended March 31, 2026 and 2025 were $1,488 and $6,562, respectively.

NOTE – 7 AMOUNTS DUE FROM (TO) RELATED PARTIES

	As of
	March 31, 2026	March 31, 2025

Due from shareholder	$871	$871
Due from related parties	26,663	38,565
	$27,534	$39,436

Due to directors	$50,000	$50,000
Due to related parties	483,521	292,247
	$533,521	$342,247

The amounts due from the Company’s shareholder and related parties represented temporary advances, which are unsecured, interest-free and expected to be settled in the next twelve months.

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

As of March 31, 2026 and 2025, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 36,000,000,000 shares of common stock, with a par value of $0.0001.

On July 15, 2025 and October 8, 2025, the Company issued 1,400,000 and 74,940,616 shares of its common stock for settlement of inventory purchases.

On July 15, 2025, December 16, 2025 and December 26, 2025, the Company issued 1,333,333, 8,000,000 and 2,000,000 shares of its common stock to settle the consulting and service fee to consultants who provided the services to the Company, respectively.

On September 9, 2025, the Company effectuated a reverse split of its common shares at a ratio of 1-for-10,000. All share and per share amounts have been retroactively adjusted to reflect the reverse split for all years presented. Such number of additional shares of common stock so that each Affected Shareholder shall hold 100 shares of common stock of the Company after the Reverse Stock Split, with additional 882,737 fractional shares.

On December 26, 2025, the Company approved the rescission and cancellation each of 1,000,000 shares of common stock previously issued to Lam Ka Ho Gary and Lau Tin Yam on December 16, 2025, respectively.

On December 30, 2025, the company cancelled 76,340,616 shares of its common stock due to the termination of thirty-five sales agreements previously entered on April 7, 2025. The cancellation was completed on March 27, 2026.

As of March 31, 2026 and 2025, the Company had a total of 10,881,149 and 665,079 shares of its common stock issued and outstanding, respectively.

NOTE – 9 NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share for the years ended March 31, 2026 and 2025:

	Years ended March 31,
	2026	2025

Net (loss) income attributable to common shareholders	$(2,184,179)	$1,948,092

Weighted average common shares outstanding:
– Basic	22,089,108	603,566	*
– Diluted	22,089,108	603,566	*

Net (loss) income per share:
– Basic	$(0.10)	$3.23	*
– Diluted	$(0.10)	$3.23	*

____________________

*	The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

NOTE – 10 INCOME TAX

For the years ended March 31, 2026 and 2025, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended March 31,
	2026	2025
Tax jurisdiction from:
- Local	$(203,026)	$(129,172)
- Foreign, including
British Virgin Islands	(1,951,496)	2,110,959
Hong Kong	(29,657)	(33,695)

(Loss) income before income taxes	$(2,184,179)	$1,948,092

United States of America

King Resources, Inc.is registered in the State of Delaware and is subject to tax laws of the United States of America. The U.S. corporate income tax rate is 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued for interest or penalties as they were not material to its results of operations for the years presented.

As of March 31, 2026, the operations in the United States of America incurred $2,233,200 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $468,971 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

As of March 31, 2026, the operations in Hong Kong incurred $36,996 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $8,428 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The provision for income taxes consisted of the following:

Years ended March 31,
	2026	2025

Current:
- Local (US tax regime)	$–	$–
- Foreign	–	–

Deferred:
- Local	–	–
- Foreign	–	–

Income tax expenses	$–	$–

The reconciliation of income tax computed by applying the U.S. federal income tax rate of 21% to the actual income tax (expense) benefit at the Company’s effective rate is as follows:

	Years ended March 31,
	2026			2025
	Amount	Percent		Amount	Percent
Computed “expected” tax expense	$(458,678)	21.0%		$409,099	21.0%
Effect of differential tax rate – subsidiaries	411,150	(19.0%	)	(441,785)	(22.7%	)
Tax credits:
Income not subject to taxes	(20,807)	1.0%		(139)	(0.0%	)
Expenses not subject to tax deduction	421	0.0%		8,093	0.4%
Changes in unrecognized tax benefits	67,914	(3.0%	)	24,732	1.3%
Income tax expense	$–	0.0%		$–	0.0%

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2026 and 2025:

	As of March 31,
	2026	2025

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$468,971	$524,068
Hong Kong tax regime	8,428	4,303
Less: valuation allowance	(477,399)	(528,371)
Deferred tax assets, net	$–	$–

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

For the years ended March 31, 2026 and 2025, the Company outsourced and incurred technical consultancy services of $34,560 and $46,152 respectively from a related company which is related to a shareholder.

For the years ended March 31, 2026 and 2025, the Company paid management fees of $30,720 and $0 respectively to a related company which is related to a shareholder.

For the years ended March 31, 2026 and 2025, the Company earned technical consultancy services income of $57,600 and $76,921 respectively to a related company which is related to a shareholder.

For the years ended March 31, 2026 and 2025, the Company incurred consulting fee expenses of $0 and $134,000 respectively to a director – Mrs. Wong Nga Yin Polin. As at March 31, 2026 and 2025, the balances payable to Wong Nga Yin Polin was $0 and $0, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE – 12 CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the years ended March 31, 2026 and 2025, the individual customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Year ended March 31,		March 31, 2026
Customer	2026	2025	Accounts receivable
Customer A	6.94%	100.00%	$–
Customer B	68.58%	–%	$43,815
Customer C	24.48%	–%	202,680

These customers are located in Hong Kong.

(b)	Major vendors

For the years ended March 31, 2026 and 2025, the individual vendors who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at year-end dates, are presented as follows:

	Year ended March 31,		March 31, 2026
Vendor	2026	2025	Accounts payable
Vendor A	4.76%	100.00%	$–
Vendor B	95.24%	–%	$292,618

These vendors are located in Hong Kong.

(c)	Economic and political risk

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

NOTE – 13 COMMITMENTS AND CONTINGENCIES

As of March 31, 2026, the Company has no material commitments or contingencies.

NOTE – 14 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026, up through the date the Company issued the audited consolidated financial statements. There were no material recognizable subsequent events since March 31, 2026.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of March 31, 2026.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

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

ITEM 9B. OTHER INFORMATION.

During the year ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

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

Name	Age	Position
WONG Nga Yin Polin	46	Chief Executive Officer, Chief Financial Officer, Secretary and Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Wong Nga Yin Polin, age 46, was appointed to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and Director on April 12, 2024. Ms. Wong is currently the Business Development Manager of Marvel Digital Limited, a subsidiary of Marvion, Inc. (MVNC: OTC PK). From September 2021 to March 2023, she served as the Business Development Manager of Xtreme Business Enterprises Limited where she conducted research in glasses-free 3D display technologies. Ms. Wong was the Business Development Manager of Marvel Research Limited from April 2018 to August 2021 where she conducted research in glasses-free 3D display technologies. From August 2016 to March 2018, she served as the Project Associate of the State Key Laboratory of Ultraprecision Machining Technology at the Hong Kong Polytechnic University. From July 2015 to 2016, she was the research assistant at the same lab. From January 2003 to March 2013, Ms. Wong served as the Assistant Project Engineer and Project Engineer at Forexim (H.K.) Ltd. Ms. Wong received her Master of Science in Engineering (Mechanical Engineering) and Bachelor of Engineering (Mechanical Engineering) from the University of Hong Kong in 2013 and 2002, respectively. Ms. Wong brings to our Board her deep experience in research of 3d imaging and display technologies.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended March 31, 2026 and 2025, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on March 31, 2026, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on March 31, 2026.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
WONG Nga Yin Polin	2026	–	–	–	–	–	–	–	$–
CEO, Secretary and Director (1)	2025	–	–	–	–	–	–	–	$–

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

Compensation of Directors

None of our directors received any compensation for their service as a director for the year ended March 31, 2026.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our board of directors performs the functions that would be performed by a compensation committee. During the fiscal year ended March 31, 2026, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 31, 2026. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

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

	Common Stock Beneficially Owned		Series C Preferred Stock Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series C Preferred Equity (1)
WONG Nga Yin Polin	–	–	–	–

All executive officers and directors as a Group (2 persons)	–	–	–	–

5% or Greater Stockholders:
Woo Peter Ping	1,333,334	12.254%	–	–
Lee Ying Chiu Herbert (2)	–	–	30,000,000	100%
All 5% or Greater Stockholders	1,333,334	12.254%	30,000,000	100%

________________

(1)	Applicable percentage ownership is based on 10,881,149 shares of common stock outstanding as of July 7, 2026, together with securities exercisable or convertible into shares of common stock within 60 days of July 7, 2026. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of July 7, 2026, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Lee Ying Chiu Herbert holds 30,000,000 shares of our Series C Preferred Stock. Each one share of Series C Preferred Stock converts into 100 shares of common stock of the Company at the election of the holder, subject to equitable adjustments.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended March 31, 2026 and 2025, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year-end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our directors and shareholders advanced funds to us for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment. As of March 31, 2026, the amounts due to related parties of $533,321, and advances of $27,534 from our shareholder, Lee Ying Chiu Herbert and related companies controlled by Dr. Lee. As of March 31, 2025, the amounts due to related parties of $768,423, and advances of $871 from our shareholder, Lee Ying Chiu Herbert and related companies controlled by Dr. Lee.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Lao Professional audited our financial statements for the fiscal years ended March 31, 2026 and 2025.

All audit work was performed by the full-time employees of Lao Professional, as applicable, for the above-mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Lao Professional, as applicable, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	March 31, 2026	March 31, 2025

Audit fees	$40,000	$20,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$40,000	$20,000

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock (3)
4.2	Description of Securities (1)
5	Opinion of Ravenscroft & Schmierer (4)
10.1	Share Exchange Agreement dated December 15, 2021, by and among King Resources, Inc., Powertech Management Limited, a British Virgin Island corporation, FU Wah and Silver Bloom Properties Limited (2)
10.2	King Resources, Inc. 2022 Stock Incentive Plan (5)
19	Insider Trading Compliance Program (6)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
99.1	Audit Committee Charter (6)

99.2	Compensation Committee Charter (6)
99.3	Nomination and Governance Committee Charter (6)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

_______________________

*	Filed herewith
(1)	Incorporated by reference to the Exhibits of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2024.
(2)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 14, 2022.
(3)	Incorporated by reference to the Exhibits of Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 25, 2022.
(4)	Incorporated by reference to the Exhibits of Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 21, 2022.
(5)	Incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 9, 2024.
(6)	Incorporated by reference to the Exhibits of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2022.

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

Date:  July 14, 2026

