Form 10-K/A
period 2026-03-31
King Resources, Inc.
filed 2026-07-23
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

King Resources, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”), to amend its Annual Report on Form 10-K for the year ended March 31, 2026, initially filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2026 (the “Original Filing”), for the sole purpose of amending certain footnotes disclosures in relation to stockholders’ deficit (Note 8, included as part of the financial statements in the Original 10-K. We are amending the disclosures in Note 8 to discuss the details of deferred compensation related to consultancy service fee.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Amendment in connection with this Amendment, and the Company has provided its revised audited financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. This Amendment does not otherwise update any exhibits as originally filed or previously amended.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

i

ii

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

iii

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

iv

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

v

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

vi

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

vii

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

viii

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

ix

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

As described in Note 8 to the financial statements, the Company recognized consultancy expenses settled through the issuance of equity instruments. The accounting for these transactions required management to determine the fair value of the shares issued at the grant or measurement date. The determination of fair value involved significant judgment and assumptions, including the appropriate share price and other relevant valuation considerations. Due to the materiality of the transaction and the significant judgment involved in measuring the related expense and equity issued, we identified this matter as a critical audit matter.

The procedures performed to address this matter included:

• We obtained an understanding of the terms and conditions of the consultancy agreements and evaluated whether the accounting treatment was in accordance with the applicable financial reporting framework.

• We compared the share price used in the valuation to supporting documentation, including board resolutions, subscription agreements, and other relevant evidence where applicable.

• We tested the mathematical accuracy of the computation of the share-based compensation expense and the corresponding equity recognized.

• We evaluated the completeness and accuracy of the related disclosures in the financial statements, including the significant judgments and assumptions applied by management.

Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. There are no critical audit matters to communicate.

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

Deferred compensation

On July 15, 2025 and December 16, 2025, the Company issued 1,333,333 and 8,000,000 shares of its common stock to settle the consulting and service fee to consultants who provided the marketing campaign and develop new business services to the Company, respectively.

At March 31, 2026 and 2025, the Company’s share issued for services rendered was $4,878,400 and $0, respectively, which is recorded in deferred compensation in the accompanying consolidated balance sheets.

The Company recognized the amortization of deferred compensation $2,409,000 and $0 for the years ended March 31, 2026 and 2025.

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

Date:  July 23, 2026

