Form 10-Q
period 2026-06-30
King Resources, Inc.
filed 2026-08-13
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 12, 2026 was 10,881,149.

INTRODUCTORY COMMENT

We are not a Hong Kong operating company but a Delaware holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and the British Virgin Islands. Our investors hold shares of common stock in OneSolution Technology Inc, the Delaware holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong operating subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and the People’s Republic of China (“the PRC”) authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.” set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2026 (the “Annual Report”).

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

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from King Resources, Inc. to our Hong Kong subsidiary or from our Hong Kong subsidiary to King Resources, Inc.. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of Hong Kong dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S. investors.

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

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiary to King Resources, Inc.. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to our Hong Kong subsidiary will be subject to PRC taxes, including business taxes and Value-added tax. As of the date of this report, we do not have any PRC subsidiaries and our Hong Kong subsidiary has not made any transfers, dividends or distributions nor do we expect to make such transfer, dividends or distributions in the foreseeable future.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KING RESOURCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2026	March 31, 2026
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,969	$8,789
Accounts receivable	202,590	246,495
Deposits, prepayments and other receivables	16,539	16,546

Total current assets	242,098	271,830

Non-current assets:
Property and equipment, net	7,584	8,374
Intangible assets, net	–	12

Total non-current assets	7,584	8,386

TOTAL ASSETS	$249,682	$280,216

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$241,482	$292,618
Accrued liabilities and other payables	348,937	267,114
Accrued consulting and service fee	400,000	400,000
Amounts due to related parties	552,169	505,787

Total current liabilities	1,542,588	1,465,519

TOTAL LIABILITIES	1,542,588	1,465,519

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.0001, 100,000,000 shares authorized, 50,000,000 shares undesignated as of June 30, 2026 and March 31, 2026, respectively	–	–
Series C Preferred Stock, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	30,000	30,000
Common stock, par value $0.0001, 36,000,000,000 shares authorized, 10,881,149 and 10,881,149 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	1,088	1,088
Deferred compensation	(1,614,700)	(2,469,400)
Additional paid-in capital	10,877,009	10,877,009
Accumulated other comprehensive income	3,841	3,557
Accumulated deficit	(10,590,144)	(9,627,557)

Stockholders’ deficit	(1,292,906)	(1,185,303)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$249,682	$280,216

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,
	2026	2025

Revenue, net	$–	$19,221
Cost of revenue	–	(11,533)

Gross profit	–	7,688

Operating expenses:
Sales and marketing expenses	(868,296)	(251,074)
General and administrative expenses	(105,354)	(64,225)
Total operating expenses	(973,650)	(315,299)

Loss from operation	(973,650)	(307,611)

Other income:
Gain from forgiveness of related party debts	45,385	–
Loss on closure of a subsidiary	(34,322)	–
Total other income, net	11,063	–

LOSS BEFORE INCOME TAXES	(962,587)	(307,611)

Income tax expense	–	–

NET LOSS	(962,587)	(307,611)

Other comprehensive income:
– Foreign currency adjustment gain	284	1,565

COMPREHENSIVE LOSS	$(962,303)	$(306,046)

Net loss per share – Basic and Diluted
– Basic	$(0.09)	$(0.00)
– Diluted	$(0.09)	$(0.00)

Weighted average outstanding shares
– Basic	10,881,149	665,079 *
– Diluted	10,881,149	665,079 *

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(962,587)	$(307,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	784	–
Amortization of intangible assets	12	1,023
Stock based compensation expenses	854,700	–
Gain from forgiveness of related party debts	(45,385)	–
Loss on closure of a subsidiary	34,322	–
Change in operating assets and liabilities:
Accounts receivable	43,905	–
Accrued liabilities and other payables	81,823	(19,345)
Accounts payable	(51,136)	–
Accrued consulting and service fees	–	283,000

Net cash used in operating activities	(43,562)	(42,933)

Cash flows from financing activities:
Advances from related parties	57,445	40,544

Net cash provided by financing activities	57,445	40,544

Foreign currency translation adjustment	297	1,573

Net change in cash and cash equivalents	14,180	(816)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,789	2,417

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,969	$1,601

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series C Preferred stock		Common stock			Additional	Accumulated other comprehensive		Total
	No. of		No. of		Deferred	paid-in	income	Accumulated	stockholders’
	shares	Amount	Shares*	Amount*	Compensation	capital	(loss)	losses	deficit

Balance as of April 1, 2025	30,000,000	$30,000	665,079	$67	$–	$6,459,230	$1,055	$(7,443,378)	$(953,026)
Foreign translation adjustment	–	–	–	–	–	–	1,565	–	1,565
Net loss for the period	–	–	–	–	–	–	–	(307,611)	(307,611)
Balance as of June 30, 2025	30,000,000	$30,000	665,079	$67	$–	$6,459,230	$2,620	$(7,750,989)	$(1,259,072)

Balance as of April 1, 2026	30,000,000	$30,000	10,881,149	$1,088	$(2,469,400)	$10,877,009	$3,557	$(9,627,557)	$(1,185,303)
Amortization of deferred compensation	–	–	–	–	854,700	–	–	–	854,700
Foreign translation adjustment	–	–	–	–	–	–	284	–	284
Net loss for the period	–	–	–	–	–	–	–	(962,587)	(962,587)
Balance as of June 30, 2026	30,000,000	$30,000	10,881,149	$1,088	$(1,614,700)	$10,877,009	$3,841	$(10,590,144)	$(1,292,906)

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE – 1 BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the quarterly period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2026, filed with the SEC on July 23, 2026.

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

On May 1, 2026, the Company completed an internal corporate restructuring exercise and closed down its wholly-owned subsidiary, OneSolution Management Limited, which was an investment holding entity. The Company recorded a loss of $34,322 from its closure, accordingly.

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

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the three months ended June 30, 2026 and 2025.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for expected credit losses for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2026 and March 31, 2026, there was no allowance for expected credit losses.

•	Allowance for expected credit losses

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. The Company’s allowance for expected credit loss estimates the amount of expected future credit losses by analyzing accounts receivables balance by age and applying historical write-off and collection experience. The Company’s estimate separately considers macroeconomics trends, specific circumstances and credit conditions of customer receivables. Account balances are written off against the allowance when it is determined the receivable will not be recovered. There was no allowance for expected credit losses for the three months ended June 30, 2026 and 2025, respectively.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as intangible assets, property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended June 30, 2026 and 2025.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying unaudited condensed consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended June 30, 2026 and 2025.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited condensed consolidated statement of operations and comprehensive loss.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the three months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Period-end HKD:US$ exchange rate	0.1275	0.1274
Annualized average HKD:US$ exchange rate	0.1276	0.1281

•	Comprehensive income

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

The Company follows ASC 450-20, Contingencies, to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The ASU requires PIK dividends on equity-classified preferred stock to be initially measured based on the stated PIK dividend rate in the preferred stock agreement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard on its unaudited condensed consolidated financial statements.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This standard provides guidance on the accounting for environmental credits (such as renewable energy credits, carbon credits) and related obligations. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is currently evaluating the impact of this standard on its unaudited condensed consolidated financial statements.

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

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $10,590,144 at June 30, 2026. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholder and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 5 BUSINESS SEGMENT

During the three months ended June 30, 2026 and 2025, the Company managed and operated its business into two reportable business segments:

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

Summarized below is the information about the Company’s operating results by reporting segments for the periods:

	Three months ended June 30,
	Art and collectibles segment		Technical consultancy services segment		Corporate		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025

Revenues, net	$–	$–	$–	$19,221	$–	$–	$–	$19,221
Cost of revenues	–	–	–	(11,533)	–	–	–	(11,533)
Gross profit	–	–	–	7,688	–	–	–	7,688
Operating expenses
Amortization	(12)	(1,023)	–	–	–	–	(12)	(1,023)
Depreciation	(784)	–	–	–	–	–	(784)	–
Salaries and wages	(15,317)	(17,940)	–	–	–	–	(15,317)	(17,940)
Professional fees	–	–	–	–	(5,000)	(9,082)	(5,000)	(9,082)
Other general and administrative	(52,072)	(3,091)	(179)	(174)	(900,286)	(283,989)	(952,537)	(287,254)
Operating loss	(68,185)	(22,054)	(179)	(174)	(905,286)	(293,071)	(973,650)	(307,611)
Total other incomes (expenses), net	–	–	(4,615)	–	15,678	–	11,063	–
Income tax expense	–	–	–	–	–	–	–	–
Segment profit (loss)	$(68,185)	$(22,054)	$(4,794)	$7,514	$(889,608)	$(293,071)	$(962,587)	$(307,611)

	Art and collectibles segment		Technical consultancy services segment		Corporate		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025

Property and equipment, net	$7,584	$8,374	$–	$–	$–	$–	$7,584	$8,374
Intangible assets, net	$–	$12	$–	$–	$–	$–	$–	$12
Total assets	$227,505	$278,251	$22,177	$1,965	$–	$–	$249,682	$280,216

NOTE – 6 INTANGIBLE ASSETS

As of June 30, 2026 and March 31, 2026, intangible assets consisted of the following:

	Useful life	June 30, 2026	March 31, 2026
At cost:
Trademarks	10 years	$41,356	$41,356
Less: accumulated amortization		(41,356)	(41,344)
		$–	$12

Amortization of intangible assets for the three months ended June 30, 2026 and 2025 were $12 and $1,023, respectively.

NOTE – 7 AMOUNTS DUE (FROM) TO RELATED PARTIES

	As of
	June 30, 2026	March 31, 2026

Due from shareholder	$5,514	$871
Due from related parties	–	26,663
	$5,514	$27,534

Due to directors	$50,000	$50,000
Due to related parties	507,683	483,521
	$557,683	$533,521

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

As of June 30, 2026 and March 31, 2026, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 36,000,000,000 shares of common stock, with a par value of $0.0001 per share.

As of June 30, 2026 and March 31, 2026, the Company had a total of 10,881,149 and 10,881,149 shares of its common stock issued and outstanding, respectively.

Deferred compensation

On July 15, 2025 and December 16, 2025, the Company issued 1,333,333 and 8,000,000 shares of its common stock to settle the consulting and service fee to consultants who provided the marketing campaign and develop new business services to the Company, respectively.

At June 30, 2026 and March 31, 2026, the Company’s share issued for services rendered was $0 and $4,878,400, respectively, which is recorded in deferred compensation in the accompanying unaudited condensed consolidated balance sheets.

The Company recognized the amortization of deferred compensation $854,700 and $0 for the three months ended June 30, 2026 and 2025.

NOTE – 9 NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025

Net loss attributable to common shareholders	$(962,587)	$(307,611)

Weighted average common shares outstanding:
– Basic	10,881,149	665,079 *
– Diluted	10,881,149	665,079 *

Net loss per share:
– Basic	$(0.09)	$(0.00)
– Diluted	$(0.09)	$(0.00)

*	The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

NOTE – 10 INCOME TAX

For the three months ended June 30, 2026 and 2025, the local (“United States of America”) and foreign components of loss before income taxes comprised of the following:

	Three months ended June 30,
	2026	2025

Tax jurisdiction from:
– Local	$(84,908)	$(42,547)
– Foreign, including
British Virgin Islands	(804,700)	(250,524)
Hong Kong	(72,979)	(14,539)

Loss before income taxes	$(962,587)	$(307,611)

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

As of June 30, 2026, the operations in the United States of America incurred $2,318,108 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $486,802 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

As of June 30, 2026, the operations in Hong Kong incurred $72,979 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $13,760 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The reconciliation of income tax computed by applying the U.S. federal income tax rate of 21% to the actual income tax (expense) benefit at the Company’s effective rate is as follows:

	Three Months ended June 30,
	2026			2025
	Amount	Percent		Amount	Percent
Computed “expected” tax expense	$(202,144)	21.0%		$(64,598)	21.0%
Effect of differential tax rate – subsidiaries	172,271	(17.9%	)	62,199	(20.2%	)
Tax credits:
Income not subject to taxes	(20,749)	2.1%		–	0.0%
Expenses not subject to tax deduction	420	0.0%		3,639	(1.2%	)
Changes in unrecognized tax benefits	50,202	(5.2%	)	(1,240)	0.4%
Income tax expense	$–	0.0%		$–	0.0%

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2026 and March 31, 2026:

	June 30,	March 31,
	2026	2026

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$486,802	$468,971
Hong Kong tax regime	13,760	8,428
Less: valuation allowance	(500,562)	(477,399)
Deferred tax assets, net	$–	$–

The following table summarizes the changes in the valuation allowance for deferred tax assets:

Balance, March 31, 2026	$477,399
Addition	23,163
Balance, June 30, 2026	$500,562

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

During the three months ended June 30, 2026 and 2025, the Company recorded technical consultancy service income of $0 and $19,221 respectively to a related company which is related to a shareholder.

During the three months ended June 30, 2026 and 2025, the Company incurred technical consultancy service fees of $0 and $11,513 respectively from a related company which is related to a shareholder.

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 12 CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)       Major customers

For the three months ended June 30, 2026, there was no single customer exceeding 10% of the Company’s revenue.

For the three months ended June 30, 2025, there was a single customer exceeding 10% of the Company’s revenue. This customer has accounted for 100% of the Company’s revenue amounting to $19,221 with $0 accounts receivable at June 30, 2025.

(b)       Major vendors

For the three months ended June 30, 2026, there was no single vendor exceeding 10% of the Company’s cost of revenue

For the three months ended June 30, 2025, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor has accounted for 100% of the Company’s cost of revenue amounting to $11,533 with $0 related party balances at June 30, 2025.

(c)       Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations. The Company may also be exposed to broader global economic conditions.

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

NOTE – 13 COMMITMENTS AND CONTINGENCIES

As of June 30, 2026, the Company has no material commitments or contingencies.

NOTE – 14 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2026, up through the date the Company issued the unaudited condensed consolidated financial statements.

On July 21, 2026, stockholders of the major voting power approved the reincorporation of the Company from Delaware to Nevada by written consent. When the reincorporation complete, the Company changed its name to King Resources Global, Inc..

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

Overview

We were incorporated in the state of Delaware on September 8, 1995, under the name ARXA International Energy, Inc. On June 4, 2001, we changed our name to King Resources, Inc.. Effective December 27, 2023, we changed our name to OneSolution Technology Inc. On September 9, 2025, we changed our current name to King Resources, Inc..

King Resources, Inc. is a holding company with no operations. It operates solely through its subsidiaries. We have four wholly-owned subsidiaries: (i) OneSolution Holdings Limited (“OSH”), a BVI limited liability company formed on August 23, 2022; (ii) Heavenly Grace Limited (“Heavenly Grace”), a Hong Kong limited liability company formed on June 13, 2012; and (iii) OneSolution Innotech Limited (“OSIL”), a Hong Kong limited liability company formed on September 2, 2022.

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

For the three months ended June 30, 2026 and 2025, we reported a net loss of $978,087 and $307,611, respectively. As of June 30, 2026, and March 31, 2026, we had current assets of $242,098 and $271,830, respectively, and current liabilities of $1,542,588 and $1,465,519, respectively.

Our financial statements for the three months ended June 30, 2026 and 2025 were prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

Our corporate organization chart is as below:

# King Resources, Inc.
## Group Chart as at December 31, 2025

King Resources, Inc.
(formerly known as: OneSolution Technology Inc.)
(Delaware)
(US OTC: KRFG)
100%
OneSolution Holdings Limited
(BVI)
100%
100%
100%
Heavenly Grace Limited
(HK)
OneSolution Management Limited
(BVI)
OneSolution Innotech Limited
(HK)

Results of Operations.

Comparison of the three months ended June 30, 2026 and 2025

The following table sets forth certain operational data for the periods indicated:

	Three months ended June 30,
	2026	2025
Revenue, net	$–	$19,221
Cost of revenue	–	(11,533)
Gross profit	–	7,688
Operating expenses:
Sales and marketing expenses	(868,296)	(251,074)
General and administrative expenses	(105,354)	(64,225)
Loss from operation	(973,650)	(307,611)
Other income, net	11,063	–
Loss before income taxes	(962,587)	(307,611)
Income tax expense	–	–
Net loss	$(962,587)	$(307,611)

Revenue

During the three months ended June 30, 2026, we did not generate any revenue.

During the three months ended June 30, 2025, we had a single customer contributing to $19,221, who accounted for 100% of our total revenue.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2026 and 2025, was $0 and $11,533, respectively.

Gross Profit

We achieved a gross profit of $0 and $7,688 for the three months ended June 30, 2026 and 2025, respectively. The gross profit decreased due to no revenue generated during three months ended June 30, 2026.

Sales and Marketing Expenses

Sales and marketing expenses were $868,296 and $251,074 for the three months ended June 30, 2026 and 2025, respectively. The increase in expenses was due to $854,700 consulting fees incurred during the three months ended June 30, 2026.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $105,354 and $64,225 for the three months ended June 30, 2026 and 2025, respectively. These expenses primarily include transfer agent fee, salaries, provident fund contribution as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses increased by approximately $41,129 in the three months ended June 30, 2026 from $64,225 in the three months ended June 30, 2025. The increase was primarily attributable to the increase in Web hosting fees.

Other income, net

Other income, net was $11,063 and $0 for the three months ended June 30, 2026 and 2025, respectively.

Income Tax Expense

No income tax expense incurred during the three months ended June 30, 2026 and 2025.

Net loss

As a result of the above, we reported net loss of $962,587 for the three months ended June 30, 2026, as compared to $307,611 for the three months ended June 30, 2025. The increase in net loss was mainly attributable to the increase in sales and marketing expenses and general and administrative expenses.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the three months ended June 30, 2026 and 2025.

	Three months ended June 30,
	2026	2025
Net cash used in operating activities	$(43,562)	$(42,933)
Net cash used in investing activities	$–	$–
Net cash provided by financing activities	$57,445	$40,544

Net Cash Used In Operating Activities

For the three months ended June 30, 2026, net cash used in operating activities was $43,562, which consisted primarily of a net loss of $962,587, a decrease in accounts payable of $51,136, offset by a decrease in accounts receivable of $43,905 and an increase in accrued liabilities and other payables of $81,823, adjusted for non-cash items of depreciation of property and equipment of $784, amortization of intangible assets of $12, stock based compensation expenses of $854,700, gain from forgiveness of related party debts of $45,385 and loss on closure of a subsidiary of $34,322.

For the three months ended June 30, 2025, net cash used in operating activities was $42,933, which consisted primarily of a net loss of $307,611, a decrease in accrued liabilities and other payables of $19,345, an increase in accrued consulting and service fee of $283,000 and adjusted for non-cash item amortization of intangible assets of $1,023.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities to finance our operations and future acquisitions.

Net Cash Used in Investing Activities

For the three months ended June 30, 2026 and 2025, no net cash was generated from investing activities.

Net Cash Provided by Financing Activities

For the three months ended June 30, 2025, net cash provided by financing activities was $57,445, which consisted of advances from related parties of $57,445.

For the three months ended June 30, 2025, net cash provided by financing activities was $40,544, which consisted of advances from related parties.

Going Concern

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $10,590,144 at June 30, 2026. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet our obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2026 to be significantly higher than 2025. As of June 30, 2026, we had an accumulated deficit of $10,590,144. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as intangible assets, property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended June 30, 2026 and 2025.

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The ASU requires PIK dividends on equity-classified preferred stock to be initially measured based on the stated PIK dividend rate in the preferred stock agreement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard on its unaudited condensed consolidated financial statements.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This standard provides guidance on the accounting for environmental credits (such as renewable energy credits, carbon credits) and related obligations. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is currently evaluating the impact of this standard on its unaudited condensed consolidated financial statements.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2026, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior securities.

None.

ITEM 4. Mine Safety disclosures.

Not applicable.

ITEM 5. other information.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 13, 2026

