Form 10-Q
period 2026-09-30
King Resources Global, Inc.
filed 2026-11-13
CIK 774415

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56396

KING RESOURCES GLOBAL, INC.
(Formerly King Resources, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	13-3784149
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 1813, 18/F, Fo Tan Industrial Centre 26-28 Au Pui Wan Street Fo Tan, Hong Kong
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 21, 2026 was 112,616,649.

INTRODUCTORY COMMENT

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and the British Virgin Islands. Our investors hold shares of common stock in OneSolution Technology Inc, the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong operating subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and the People’s Republic of China (“the PRC”) authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and China.” set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2026 (the “Annual Report”).

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

•	There are significant risks associated with our operations being based in Hong Kong. Adverse changes in economic and political policies of the Hong Kong and PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors – We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong currently, and in the future, in China, and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political, legal and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and the PRC, and accordingly on the results of our operations and financial condition.” set forth in the Annual Report.
•	We are a holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors – Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other cash payments is limited.” set forth in the Annual Report.

•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors – Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries.” set forth in the Annual Report.
•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors – PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Annual Report.
•	In light of China’s extension of its authority into Hong Kong, we are subject to risks arising from the legal system in Hong Kong and China, including risks and uncertainties regarding the enforcement of laws and that rules and regulations in Hong Kong and China can change quickly with little or no advance notice. There is also a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong or PRC based issuers, which could result in a material change in our operations and/or the value of our securities. We are currently not required to obtain approval from Chinese authorities (including the CSRC and the CAC) to operate or to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers over time and if our subsidiary or the holding company were required to obtain approvals in the future, or we erroneously conclude that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be significantly limited or completely hindered, and the value of our common stock (including those we are registering for sale now or in the future) may significantly decline or become worthless, which would materially affect the interest of the investors. To the extent that we expand our operations into China, all of the foregoing risks will become more prominent and directly applicable to us, and significantly adverse policies from the PRC may force us to divest of such Chinese operations or face other risks of forfeiture. Please see “Risk Factors – We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong currently, and in the future, in China, and the profitability of such business.”, “Substantial uncertainties and restrictions with respect to the political, legal and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and the PRC, and accordingly on the results of our operations and financial condition.” and “The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.” set forth in the Annual Report.
•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection, especially if we expand operations or physical presence into China. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors – The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.” set forth in the Annual Report.
•	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors – Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Annual Report.
•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.
•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors – Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Annual Report.
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors – We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Annual Report.
•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors – Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Hong Kong based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management. set forth in the Annual Report.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors – Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Annual Report.

References in this registration statement to the “Company,” “KRFG,” “we,” “us” and “our” refer to OneSolution Technology Inc, a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

King Resources, Inc. is a Nevada holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our operating subsidiary in Hong Kong, and most of our cash is maintained in Hong Kong Dollars. We may rely on dividends to be paid by our Hong Kong or British Virgin Islands subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. If our Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to King Resources, Inc. and King Resources, Inc. has not made any transfers, dividends or distributions to its subsidiaries.

King Resources, Inc. is permitted under Nevada laws to provide funding to our subsidiaries in Hong Kong and the British Virgin Islands through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiary, Powertech Corporation Limited (“Powertech Corp”), and British Virgin Islands subsidiary, Powertech Management Limited, are also permitted under the laws of Hong Kong and the British Virgin Islands to provide funding to King Resources, Inc. through dividend distributions without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the parent company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the parent company and its subsidiaries.

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

Subject to the Nevada General Corporation Law and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by us by dividend.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KING RESOURCES GLOBAL, INC.

(Formerly King Resources, Inc.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2026	March 31, 2026
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,351	$8,789
Accounts receivable	202,489	246,495
Inventories	23,399,165	–
Deposits, prepayments and other receivables	–	16,546
	23,609,005	271,830

Total current assets	23,609,005	271,830

Non-current assets:
Property and equipment, net	6,795	8,374
Intangible assets, net	–	12

Total non-current assets	6,795	8,386

TOTAL ASSETS	$23,615,800	$280,216

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$241,361	$292,618
Accrued liabilities and other payables	260,965	267,114
Accrued consulting and service fee	–	400,000
Amounts due to related parties	673,290	505,787

Total current liabilities	1,175,616	1,465,519

TOTAL LIABILITIES	1,175,616	1,465,519

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, par value $0.0001, 100,000,000 shares authorized, 50,000,000 shares undesignated as of September 30, 2026 and March 31, 2026, respectively	–	–
Series C Preferred Stock, par value $0.001, 50,000,000 shares designated, 30,000,000 shares issued and outstanding as of September 30, 2026 and March 31, 2026, respectively	30,000	30,000
Common stock, par value $0.0001, 36,000,000,000 shares authorized, 112,616,649 and 10,881,149 shares issued and outstanding as of September 30, 2026 and March 31, 2026, respectively	11,262	1,088
Deferred compensation	(760,000)	(2,469,400)
Additional paid-in capital	34,266,000	10,877,009
Accumulated other comprehensive income	5,017	3,557
Accumulated deficit	(11,112,095)	(9,627,557)

Stockholders’ equity (deficit)	22,440,184	(1,185,303)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23,615,800	$280,216

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES GLOBAL, INC.

(Formerly King Resources, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30,		Six Months ended September 30,
	2026	2025	2026	2025

Revenue, net	$19,128	$19,181	$19,128	$38,402
Cost of revenue	(11,477)	(11,508)	(11,477)	(23,041)

Gross profit	7,651	7,673	7,651	15,361

Operating expenses:
Research and development expenses	–	–	–	–
Sales and marketing expenses	864,108	258,169	1,732,404	509,243
General and administrative expenses	65,494	74,767	170,848	138,992
Total operating expenses	929,602	332,936	1,903,252	648,235

Loss from operations	(921,951)	(325,263)	(1,895,601)	(632,874)

Other income:
Sundry income	400,000	–	400,000	–
Gain from forgiveness of related party debts	–	–	45,385	–
Loss on closure of a subsidiary	–	–	(34,322)	–
Total other incomes, net	400,000	–	411,063	–

LOSS BEFORE INCOME TAXES	(521,951)	(325,263)	(1,484,538)	(632,874)

Income tax expense	–	–	–	–

NET LOSS	(521,951)	(325,263)	(1,484,538)	(632,874)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) gain	1,176	(9,669)	1,460	(8,104)

COMPREHENSIVE LOSS	$(520,775)	$(334,932)	$(1,483,078)	$(640,978)

Net loss per share – Basic and Diluted
– Basic	$(0.01)	$(0.09)	$(0.06)	$(0.24)
– Diluted	$(0.01)	$(0.09)	$(0.06)	$(0.24)

Weighted average outstanding shares
– Basic	39,948,435	3,859,770	25,414,792	2,703,360
– Diluted	39,948,435	3,859,770	25,414,792	2,703,360

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES GLOBAL, INC.

(Formerly King Resources, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

	Six months ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(1,484,538)	$(632,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,570	–
Amortization of intangible assets	12	1,286
Stock based compensation expenses	1,709,400	500,000
Gain from forgiveness of related party debts	(45,385)	–
Loss on closure of a subsidiary	34,322	–
Change in operating assets and liabilities:
Inventories	–	(37,176,890)
Accounts receivable	44,006	–
Accrued liabilities and other payables	(6,149)	(7,670)
Promissory notes	–	13,240,221
Promissory note, related party	–	23,945,046
Accounts payable	(51,257)	–
Accrued consulting and service fees	(400,000)	33,000

Net cash used in operating activities	(198,019)	(97,881)

Cash flows from financing activities:
Advances from related parties	178,566	106,224

Net cash provided by financing activities	178,566	106,224

Foreign currency translation adjustment	18,015	(8,099)

Net change in cash and cash equivalents	(1,438)	244

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,789	2,417

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,351	$2,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES GLOBAL, INC.

(Formerly King Resources, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series C Preferred stock		Common stock			Additional	Accumulated other comprehensive		Total stockholders’
	No. of		No. of		Deferred	paid-in	income	Accumulated	equity
	shares	Amount	Shares	Amount*	Compensation	capital	(loss)	losses	(deficit)

Balance as of April 1, 2025	30,000,000	$30,000	665,079	$67	$–	$6,459,230	$1,055	$(7,443,378)	$(953,026)
Foreign translation adjustment	–	–	–	–	–	–	1,565	–	1,565
Net loss for the period	–	–	–	–	–	–	–	(307,611)	(307,611)
Balance as of June 30, 2025	30,000,000	$30,000	665,079	$67	$–	$6,459,230	$2,620	$(7,750,989)	$(1,259,072)
Share issuance	–	–	2,733,333	273	–	4,099,727	–	–	4,100,000
Fractional shares from reverse split	–	–	881,871	88	–	(88)	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	(9,669)	–	(9,669)
Net loss for the period	–	–	–	–	–	–	–	(325,263)	(325,263)
Balance as of September 30, 2025	30,000,000	$30,000	4,280,283	$428	$–	$10,558,869	$(7,049)	$(8,076,252)	$2,505,996

Balance as of April 1, 2026	30,000,000	$30,000	10,881,149	$1,088	$(2,469,400)	$10,877,009	$3,557	$(9,627,557)	$(1,185,303)
Amortization of deferred compensation	–	–	–	–	854,700	–	–	–	854,700
Foreign translation adjustment	–	–	–	–	–	–	284	–	284
Net loss for the period	–	–	–	–	–	–	–	(962,587)	(962,587)
Balance as of June 30, 2026	30,000,000	$30,000	10,881,149	$1,088	$(1,614,700)	$10,877,009	$3,841	$(10,590,144)	$(1,292,906)
Amortization of deferred compensation	–	–	–	–	854,700	–	–	–	854,700
Share issuance	–	–	101,735,500	10,174	–	23,388,991	–	–	23,399,165
Foreign translation adjustment	–	–	–	–	–	–	1,176		1,176
Net loss for the period	–	–	–	–	–	–	–	(521,951)	(521,951)
Balance as of September 30, 2026	30,000,000	$30,000	112,616,649	$11,262	$(760,000)	$34,266,000	$5,017	$(11,112,095)	$22,440,184

See accompanying notes to unaudited condensed consolidated financial statements.

KING RESOURCES GLOBAL, INC.

(Formerly King Resources, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE – 1 BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the quarterly period ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2026, filed with the SEC on July 23, 2026.

NOTE – 2 DESCRIPTION OF BUSINESS AND ORGANIZATION

King Resources Global, Inc. (KRFG”, or the “Company”) was formed in the State of Nevada on September 3, 2026, to re-domicile the Company’s legal jurisdiction from the State of Delaware to the State of Nevada. KRFG and its subsidiaries are hereinafter referred to as the “Company”.

The Company primarily engages in the trading of arts and collectibles, and the provision of product development and trading in Hong Kong.

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

Based on the management’s assessment, the Company determined that it has two reportable business segments, as defined by ASC 280, as follows:

–	Arts and collectibles segment	Provision of sales of arts and collectibles
–	Technical consultancy segment	Provision of technical consultancy services

Substantially all of the Company’s revenues and expenses are derived from Hong Kong. Therefore, no geographical segments are presented.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six months or less as of the purchase date of such investments.

•	Intangible assets

Intangible assets consist of trademarks and trade names. The intangible assets are stated at the purchase cost and are amortized based on their economic benefits expected to be realized and assessed for impairment annually. There was no impairment of intangible assets identified for the six months ended September 30, 2026 and 2025.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for expected credit losses for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2026 and March 31, 2026, there was no allowance for expected credit losses.

•	Allowance for expected credit losses

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. The Company’s allowance for expected credit loss estimates the amount of expected future credit losses by analyzing accounts receivables balance by age and applying historical write-off and collection experience. The Company’s estimate separately considers macroeconomics trends, specific circumstances and credit conditions of customer receivables. Account balances are written off against the allowance when it is determined the receivable will not be recovered. There was no allowance for expected credit losses for the six months ended September 30, 2026 and 2025, respectively.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as intangible assets, property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the six months ended September 30, 2026 and 2025.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended September 30, 2026 and 2025.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the six months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Period-end HKD:US$ exchange rate	0.1275	0.1285
Annualized average HKD:US$ exchange rate	0.1275	0.1280

•	Comprehensive income

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions). This standard provides provide an exception to Topic 820, Fair Value Measurement, requiring that a contractual restriction on the sale of an equity security be considered in measuring the fair value of the equity security. The amendments also require those investment companies to disclose the amount of the discount attributable to the contractual sale restriction.

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

The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $11,112,095 at September 30, 2026. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholder and external financing to provide the additional cash to meet the Company’s obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources on terms satisfactory to the Company.

These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 5 BUSINESS SEGMENTS

During the six months ended September 30, 2026 and 2025, the Company managed and operated its business into two reportable business segments:

–	Arts and collectibles segment	Provision of sales of arts and collectibles
–	Technical consultancy segment	Provision of technical consultancy services

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

Summarized below is the information about the Company’s operating results by reporting segments for the periods:

	Three months ended September 30,
	Art and collectibles segment		Technical consultancy services segment		Corporate		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues, net	$–	$–	$19,128	$19,181	$–	$–	$19,128	$19,181
Cost of revenues	–	–	(11,477)	(11,508)	–	–	(11,477)	(11,508)
Gross profit	–	–	7,651	7,673	–	–	7,651	7,673
Operating expenses
Amortization	–	(263)	–	–	–	–	–	(263)
Depreciation	(785)	–	–	–	–	–	(785)	–
Salaries and wages	(15,287)	(16,622)	–	–	–	–	(15,287)	(16,622)
Professional fees		–	–	–	(288)	(32,570)	(288)	(32,570)
Other general and administrative	(12,058)	(12,428)	(4,091)	(515)	(897,093)	(270,538)	(913,242)	(283,481)
Operating (loss)/income	(28,130)	(29,313)	3,560	7,158	(897,381)	(303,108)	(921,951)	(325,263)
Total other incomes (expenses), net	–	–	–	–	400,000	–	400,000	–
Income tax expense	–	–	–	–	–	–	–	–
Segment profit (loss)	$(28,130)	$(29,313)	$3,560	$7,158	$(497,381)	$(303,108)	$(521,951)	$(325,263)

	Six months ended September 30,
	Art and collectibles segment		Technical consultancy services segment		Corporate		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues, net	$–	$–	$19,128	$38,402	$–	$–	$19,128	$38,402
Cost of revenues	–	–	(11,477)	(23,041)	–	–	(11,477)	(23,041)
Gross profit	–	–	7,651	15,361	–	–	7,651	15,361
Operating expenses
Amortization	(12)	(1,286)	–	–	–	–	(12)	(1,286)
Depreciation	(1,569)	–	–	–	–	–	(1,569)	–
Salaries and wages	(30,604)	(34,562)	–	–	–	–	(30,604)	(34,562)
Professional fees	–	–	–	–	(5,288)	(41,652)	(5,288)	(41,652)
Other general and administrative	(64,130)	(15,519)	(4,270)	(689)	(1,797,379)	(554,527)	(1,865,779)	(570,735)
Operating loss	(96,315)	(51,367)	3,381	14,672	(1,802,667)	(596,179)	(1,895,601)	(632,874)
Total other incomes (expenses), net	–	–	(4,615)	–	415,678	–	411,063	–
Income tax expense	–	–	–	–	–	–	–	–
Segment profit (loss)	$(96,315)	$(51,367)	$(1,234)	$14,672	$(1,386,989)	$(596,179)	$(1,484,538)	$(632,874)

	Art and collectibles segment		Technical consultancy services segment		Corporate		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Property and equipment, net	$6,795	$8,374	$–	$–	$–	$–	$6,795	$8,374
Intangible assets, net	$–	$12	$–	$–	$–	$–	$–	$12
Total assets	$23,615,413	$278,251	$387	$1,965	$–	$–	$23,615,800	$280,216

NOTE – 6 INTANGIBLE ASSETS

As of September 30, 2026 and March 31, 2026, intangible assets consisted of the following:

	Useful life	September 30, 2026	March 31, 2026
At cost:
Trademarks	10 years	$41,356	$41,356
Less: accumulated amortization		(41,356)	(41,344)
		$–	$12

Amortization of intangible assets for the three months ended September 30, 2026 and 2025 were $0 and $263, respectively.

Amortization of intangible assets for the six months ended September 30, 2026 and 2025 were $12 and $1,286, respectively.

NOTE – 7 AMOUNTS DUE (FROM) TO RELATED PARTIES

	As of
	September 30, 2026	March 31, 2026

Due from shareholder	$871	$871
Due from related parties	25,289	26,663
	$26,160	$27,534

Due to directors	$50,000	$50,000
Due to related parties	649,450	483,521
	$699,450	$533,521

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

As of September 30, 2026 and March 31, 2026, the Company had 30,000,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 36,000,000,000 shares of common stock, with a par value of $0.0001 per share.

As of September 30, 2026 and March 31, 2026, the Company had a total of 112,616,649 and 10,881,149 shares of its common stock issued and outstanding, respectively.

Deferred compensation

On July 15, 2025 and December 16, 2025, the Company issued 1,333,333 and 8,000,000 shares of its common stock to settle the consulting and service fee to consultants who provided the marketing campaign and develop new business services to the Company, respectively.

At September 30, 2026 and March 31, 2026, the Company’s share issued for services rendered was $0 and $4,878,400, respectively, which is recorded in deferred compensation in the accompanying unaudited condensed consolidated balance sheets.

The Company recognized the amortization of deferred compensation $854,700 and $500,000 for the three months ended September 30, 2026 and 2025.

The Company recognized the amortization of deferred compensation $1,709,400 and $500,000 for the six months ended September 30, 2026 and 2025.

NOTE – 9 NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the six months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$(521,951)	$(325,263)	$(1,484,538)	$(632,874)

Weighted average common shares outstanding – Basic and diluted	39,948,435	3,859,770	25,414,792	2,703,360

Net income per share – Basic and diluted #	$(0.01)	$(0.09)	$(0.06)	$(0.24)

*	The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

NOTE – 10 INCOME TAX

For the six months ended September 30, 2026 and 2025, the local (“United States of America”) and foreign components of loss before income taxes comprised of the following:

	Six months ended September 30,
	2026	2025

Tax jurisdiction from:
– Local	$(127,934)	$(95,645)
– Foreign, including
British Virgin Islands	(1,257,945)	(500,534)
Hong Kong	(97,659)	(36,695)

Loss before income taxes	$(1,484,538)	$(632,874)

United States of America

KRFG is registered in the State of Nevada and is subject to tax laws of the United States of America. The U.S. corporate income tax rate is 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued for interest or penalties as they were not material to its results of operations for the periods presented.

As of September 30, 2026, the operations in the United States of America incurred $2,362,134 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $496,047 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

As of September 30, 2026, the operations in Hong Kong incurred $73,347 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $14,423 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The reconciliation of income tax computed by applying the U.S. federal income tax rate of 21% to the actual income tax (expense) benefit at the Company’s effective rate is as follows:

	Six months ended September 30,
	2026			2025
	Amount	Percent		Amount	Percent
Computed “expected” tax expense	$(311,753)	21.0%		$(134,605)	21%
Effect of differential tax rate – foreign subsidiaries (Note i)	268,563	(18.1%	)	107,040	(16.7%	)
Tax credits:
Income not subject to taxes	(20,729)	1.4%		–	–
Expenses not subject to tax deduction	420	0.0%		8,508	(1.3%	)
Changes in unrecognized tax benefits	63,499	(4.3%	)	19,057	(3.0%	)
Income tax expense	$–	0.0%		$–	0.0%

Note :

(i)	Represents the foreign income tax rate differential when compared to U.S. statutory income tax rate for the six months ended September 30, 2026 and 2025.

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2026 and March 31, 2026:

	September 30,	March 31,
	2026	2026

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$496,047	$468,971
Hong Kong tax regime	14,423	8,428
Less: valuation allowance	(510,470)	(477,399)
Deferred tax assets, net	$–	$–

The following table summarizes the changes in the valuation allowance for deferred tax assets:

Balance, March 31, 2026	$477,399
Addition	33,071
Balance, September 30, 2026	$510,470

The Company filed income tax returns in the United States federal tax jurisdiction and the Nevada state tax jurisdiction. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authority for all tax years in which a loss carryforward is available.

NOTE – 11 RELATED PARTY TRANSACTIONS

From time to time, the Company’s related companies and director advanced working capital funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and are repayable on demand.

During the three months ended September 30, 2026 and 2025, the Company recorded technical consultancy service income of $19,128 and $19,181 respectively to a related company which is related to a shareholder.

During the six months ended September 30, 2026 and 2025, the Company recorded technical consultancy service income of $19,128 and $38,402 respectively to a related company which is related to a shareholder.

During the three months ended September 30, 2026 and 2025, the Company incurred technical consultancy service fees of $11,477 and $11,508 respectively from a related company which is related to a shareholder.

During the six months ended September 30, 2026 and 2025, the Company incurred technical consultancy service fees of $11,477 and $23,041 respectively from a related company which is related to a shareholder.

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 12 CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)       Major customers

For the three and six months ended September 30, 2026, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $19,128 and $19,128 respectively with $0 accounts receivable at September 30, 2026.

For the three and six months ended September 30, 2025, there was a single customer exceeding 10% of the Company’s revenue. This customer is located in Hong Kong, and accounted for 100% of the Company’s revenue amounting to $19,181 and $38,402 respectively with $0 accounts receivable at September 30, 2025.

(b)       Major vendors

For the three and six months ended September 30, 2026, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in Hong Kong, and accounted for 100% of the Company’s cost of revenue amounting to $11,477 and $11,477 respectively with $0 account payable at September 30, 2026.

For the three and six months ended September 30, 2025, there was a single vendor exceeding 10% of the Company’s cost of revenue. This vendor is located in Hong Kong, and accounted for 100% of the Company’s cost of revenue amounting to $11,508 and $23,041 respectively with $0 account payable at September 30, 2026.

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

NOTE – 13 COMMITMENTS AND CONTINGENCIES

As of September 30, 2026, the Company has no material commitments or contingencies.

NOTE – 14 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2026, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

Overview

We are incorporated in the state of Nevada on September 3, 2026, under the name of King Resources Global, Inc. to re-domicile our legal jurisdiction from the State of Delaware to the State of Nevada. Prior to the re-domiciliation, we were previously incorporated in the state of Delaware on September 8, 1995, under the name ARXA International Energy, Inc. On June 4, 2001, we changed our name to King Resources , Inc.. Effective December 27, 2023, we changed our name to OneSolution Technology Inc. On September 9, 2025, we changed our name to King Resources, Inc., its current name.

King Resources, Inc. is a holding company with no operations. It operates solely through its subsidiaries. We have three wholly-owned subsidiaries: (i) OneSolution Holdings Limited (“OSH”), a BVI limited liability company formed on August 23, 2022; (ii) Heavenly Grace Limited (“Heavenly Grace”), a Hong Kong limited liability company formed on June 13, 2012; and (iii) OneSolution Innotech Limited (“OSIL”), a Hong Kong limited liability company formed on September 2, 2022.

Heavenly Grace Limited (“Heaven Grace”), our primary operating subsidiary, is engaged in the arts and collectibles business. Heavenly Grace commenced operations in Hong Kong in April 2025 and operates both an online and physical arts and collectibles trading business. Heavenly Grace utilizes blockchain and NFT technologies to create title documentation and a transparent ledger for each artwork or collectible to enhance the overall experience of each collector in order to facilitate sale transaction logistics. Through our physical arts and collectibles business, we provide authentication, valuation and certification (“AVC”) service, sale and purchase, hire purchase, financing, custody, security and exhibition (“CSE”) services to arts and collectibles buyers through traditional methods as well as through leveraging blockchain technology through the creation of Digital Ownership Tokens (“DOTs”). We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

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

For the six months ended September 30, 2026 and 2025, we reported a net loss of $1,484,538 and $632,874, respectively. As of September 30, 2026, and March 31, 2026, we had current assets of $23,609,005 and $271,830, respectively, and current liabilities of $1,175,616 and $1,465,519, respectively.

Our financial statements for the six months ended September 30, 2026 and 2025 were prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

Our corporate organization chart is as below:

# King Resources, Inc.
## Group Chart as at December 31, 2025

King Resources, Inc.
(formerly known as: OneSolution Technology Inc.)
(Delaware)
(US OTC: KRFG)
100%
OneSolution Holdings Limited
(BVI)
100%
100%
100%
Heavenly Grace Limited
(HK)
OneSolution Management Limited
(BVI)
OneSolution Innotech Limited
(HK)

Results of Operations.

Comparison of the three months ended September 30, 2026 and 2025

The following table sets forth certain operational data for the periods indicated:

	Three months ended September 30,
	2026	2025
Revenue, net	$19,128	$19,181
Cost of revenue	(11,477)	(11,508)
Gross profit	7,651	7,673
Operating expenses:
Sales and marketing expenses	(864,108)	(258,169)
General and administrative expenses	(65,494)	(74,767)
Loss from operation	(921,951)	(325,263)
Other income, net	400,000	–
Loss before income taxes	(521,951)	(325,263)
Income tax expense	–	–
Net loss	$(521,951)	$(325,263)

Revenue

During the three months ended September 30, 2026, we had a single customer contributing to $19,128, who accounted for 100% of our total revenue.

During the three months ended September 30, 2025, we had a single customer contributing to $19,181, who accounted for 100% of our total revenue.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2026 and 2025 was $11,477 and $11,508, respectively.

Gross Profit

We achieved a gross profit of $7,651 and $7,673 for the three months ended September 30, 2026 and 2025, respectively. The gross profit remained steady.

Sales and Marketing Expenses

Sales and marketing expenses were $864,108 and $258,169 for the three months ended September 30, 2026 and 2025, respectively. The increase in expenses was due to $854,700 consulting fees incurred during the three months ended September 30, 2026.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $65,494 and $74,767 for the three months ended September 30, 2026 and 2025, respectively. These expenses primarily include transfer agent fee, salaries, provident fund contribution as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses decreased by $9,273 from $74,767 in the three months ended September 30, 2025 to $65,494 in the three months ended September 30, 2026. The decrease was primarily attributable to the decrease in legal and professional fees.

Other income, net

Other income, net was $400,000 and $0 for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily attributable to the termination of consultancy agreements signed in previous year.

Income Tax Expense

No income tax expense incurred during the three months ended September 30, 2026 and 2025.

Net loss

As a result of the above, we reported net loss of $521,951 for the three months ended September 30, 2026, as compared to $325,263 for the three months ended September 30, 2025. The increase in net loss was mainly attributable to the increase in sales and marketing expenses and general and administrative expenses.

Comparison of the six months ended September 30, 2026 and 2025

The following table sets forth certain operational data for the periods indicated:

	Six months ended September 30,
	2026	2025
Revenue, net	$19,128	$38,402
Cost of revenue	(11,477)	(23,041)
Gross profit	7,651	15,361
Operating expenses:
Sales and marketing expenses	(1,732,404)	(509,243)
General and administrative expenses	(170,848)	(138,992)
Loss from operation	(1,895,601)	(632,874)
Other income, net	411,063	–
Loss before income taxes	(1,484,538)	(632,874)
Income tax expense	–	–
Net loss	$(1,484,538)	$(632,874)

Revenue

During the six months ended September 30, 2026, we had a single customer contributing to $19,128, who accounted for 100% of our total revenue.

During the six months ended September 30, 2025, we had a single customer contributing to $38,402, who accounted for 100% of our total revenue.

Cost of Revenue

Cost of revenue for the six months ended September 30, 2026 and 2025, was $11,477 and $23,041, respectively.

Gross Profit

We achieved a gross profit of $7,651 and $15,361 for the six months ended September 30, 2026 and 2025, respectively. The gross profit decreased as less revenue generated during six months ended September 30, 2026. The gross profit margin remained steady.

Sales and Marketing Expenses

Sales and marketing expenses were $1,732,404 and $509,243 for the six months ended September 30, 2026 and 2025, respectively. The increase in expenses was due to $1,709,400 consulting fees incurred during the six months ended September 30, 2026.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $170,848 and $138,992 for the six months ended September 30, 2026 and 2025, respectively. These expenses primarily include transfer agent fee, salaries, provident fund contribution as well as costs incurred on other professional fees incurred in connection with general operations of the Company. The G&A expenses increased by $31,856 was primarily attributable to the increase in Web hosting fees.

Other income, net

Other income, net was $411,063 and $0 for the six months ended September 30, 2026 and 2025, respectively. The increase was primarily attributable to the termination of consultancy agreements signed in previous year.

Income Tax Expense

No income tax expense incurred during the six months ended September 30, 2026 and 2025.

Net loss

As a result of the above, we reported net loss of $1,484,538 for the six months ended September 30, 2026, as compared to $632,874 for the six months ended September 30, 2025. The increase in net loss was mainly attributable to the increase in sales and marketing expenses and general and administrative expenses.

Liquidity and Capital Resources

The following table summarizes the key components of our cash flows for the six months ended September 30, 2026 and 2025.

	Six months ended September 30,
	2026	2025
Net cash used in operating activities	$(198,020)	$(97,881)
Net cash used in investing activities	$–	$–
Net cash provided by financing activities	$178,566	$106,224

Net Cash Used In Operating Activities

For the six months ended September 30, 2026, net cash used in operating activities was $198,020, which consisted primarily of a net loss of $1,484,538, a decrease in accounts payable of $51,257, decrease in accrued liabilities and other payables of $6,149, decrease in accrued consulting and service fees of 400,000, offset by a decrease in accounts receivable of $44,006 and, adjusted for non-cash items of depreciation of property and equipment of $1,5670, amortization of intangible assets of $12, stock based compensation expenses of $1,709,400, gain from forgiveness of related party debts of $45,385 and loss on closure of a subsidiary of $34,322.

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

Net Cash Used in Investing Activities

For the six months ended September 30, 2026 and 2025, no net cash was generated from investing activities.

Net Cash Provided by Financing Activities

For the six months ended September 30, 2026, net cash provided by financing activities was $178,566, which consisted of advances from related parties of $178,566.

For the six months ended September 30, 2025, net cash provided by financing activities was $106,224, which consisted of advances from related parties.

Going Concern

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. The Company incurred a recurring loss from prior years and suffered from an accumulated deficit of $11,112,095 at September 30, 2026. The continuation as a going concern is dependent upon improving profitability and obtaining the continued financial support from the stockholders and external financing to provide the additional cash to meet our obligations as they become due. Whilst management believes that external financing can be obtained, there can be no assurance on the success of raising such additional capital resources.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2026 to be significantly higher than 2025. As of September 30, 2026, we had an accumulated deficit of $11,112,095 and total assets of $23,615,800. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as intangible assets, property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the six months ended September 30, 2026 and 2025.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions). This standard provides an exception to Topic 820, Fair Value Measurement, requiring that a contractual restriction on the sale of an equity security be considered in measuring the fair value of the equity security. The amendments also require those investment companies to disclose the amount of the discount attributable to the contractual sale restriction.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2026, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior securities.

None.

ITEM 4. Mine Safety disclosures.

Not applicable.

ITEM 5. other information.

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 13, 2026

